Form 10QSB
period 1999-03-31
BAD TOYS INC
filed 1999-06-03
CIK 1070510

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                       1934 For the quarterly period ended
                                 March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                       1934 For the transition period from
                                       ________ to ________


                                 Bad Toys, Inc.
             (Exact name of registrant as specified in its charter)


    Nevada                          0-29836                         33-0677545
--------------              ------------------------              -------------
   (state of                (Commission File Number)              (IRS Employer
incorporation)                                                     I.D. Number)


                              2344 Woodridge Avenue
                               Kingsport, TN 37664
                                  423-247-9560
     ---------------------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     As of March 31, 1999, there were 5,400,430 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

                         PART I - FINANCIAL INFORMATION



Item 1.           Financial Statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                         March 31, 1999 & March 31, 1998

                                                             3/31/99         3/31/98
                                                             -------         -------
Assets
------
Cash & Cash Equivalents                                    $   4,405       $     596

Accounts Receivable                                            2,044               0

Inventory (Note B)                                           214,374          98,050

Prepaid Expenses                                              22,091          28,204
                                                             -------         -------

                                  Total Current Assets       242,914         126,850
                                                             -------         -------

Property, Plant & Equipment,
 net of accumulated depreciation (Note C)                     71,049          49,652

Organization Costs, net of accumulated amortization           24,398          39,512

Syndication Costs                                             14,400          13,300

Utility Deposits                                                 280             280
                                                             -------         -------

                                          Total Assets       353,041         229,594
                                                             =======         =======
Liabilities & Shareholders' Equity

Accounts Payable & Accrued Liabilities                        76,322          21,035

Current Portion of Long Term Debt                              8,093               0
                                                             -------         -------

                             Total Current Liabilities        84,415          21,035
                                                             -------         -------

Notes Payable - Long Term                                     24,525           7,500

Notes Payable - Shareholders (Note F)                        252,753         111,547
                                                             -------         -------

                                     Total Liabilities       361,693         140,082

Common Stock                                                  54,095          52,360

Additional Paid In Capital                                   303,287         164,840

Deficit Accumulated During the Development Stage            (366,034)       (127,688)
                                                             -------         -------

           Total Liabilities & Shareholders' Equity        $ 353,041       $ 229,594
                                                             =======         =======

                        See notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                    Statements of Income & Retained Earnings
                           For the Three Months Ended
                         March 31, 1999 & March 31, 1998


                                                             3/31/99         3/31/98
                                                             -------         -------
Sales                                                      $   9,706       $   2,728

Cost of Sales                                                 20,032           3,258
                                                             -------         -------

                                          Gross Profit       (10,326)           (530)
                                                             -------         -------

General & Administrative Expenses                             55,613          13,007
                                                             -------         -------


Income (Loss) from operations before interest expense        (65,939)        (13,537)
                                                                             -------

Interest Expense                                               7,422           3,542
                                                             -------         -------

                                              Net Loss       (73,361)        (17,079)
                                                             -------         -------


Beginning Retained Earnings\(Accumulated Deficit)           (292,673)       (110,609)
                                                             -------         -------
Ending Retained Earnings\(Accumulated Deficit)              (366,034)       (127,688)
                                                             =======         =======























                        See notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           For the Three Months Ended
                         March 31, 1999 & March 31, 1998

                                                             3/31/99         3/31/98
                                                             -------         -------
Cash flow from operating activities:
  Cash received from customers                             $   8,759       $   2,728
  Cash paid to suppliers and employees                       (67,978)        (32,650)
  Other operating disbursements                              (33,541)        (16,550)
  Depreciation & Amortization                                  7,166           5,758
                                                             -------         -------

 Net cash provided (used) by operating activities            (85,594)        (40,714)
                                                             -------         -------

Cash flows from investing activities:
  Cash payments for the purchase of property                       0               0
                                                             -------         -------

 Net cash provided (used) by investing activities                  0               0
                                                             -------         -------

Cash flow from financing activities:
  New borrowings
   Proceeds from equipment loans                                   0           7,500
  Debt reduction:
    Long-Term                                                 (2,469)              0
    Short-Term                                                  (366)              0
  Proceeds from additional paid in capital                    53,955               0
  Proceeds from shareholder debt                              36,577          33,334
  Proceeds from issuance of common stock                         545               0
                                                             -------         -------

 Net cash provided (used) by financing activities             88,242          40,834
                                                             -------         -------

Net increase (decrease) in cash & equivalents

Cash & Equivalents, beginning of period                        1,757             476
                                                             -------         -------

Cash & Equivalents, end of period                              4,405             596
                                                             =======         =======


Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest expense                                             6,172           7,056








                        See notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           For the Three Months Ended
                         March 31, 1999 & March 31, 1998

                                                             3/31/99         3/31/98
                                                             -------         -------
Reconciliation of net income to net cash
 provided by operating activities

  Net Income/(Loss)                                        $ (73,361)        (17,079)
                                                             -------         -------

  Adjustments  to  reconcile  net  income  to net  cash
  Provided  by  operating activities:
   Depreciation and amortization                               7,166           5,758
   (Increase) decrease in accounts receivable                   (947)              0
   (Increase) decrease in prepaid expense                      1,452           1,646
   (Increase) decrease in inventories                        (34,214)        (18,100)
   (Increase) decrease in fixed assets                        (4,513)        (24,330)
   Increase (decrease) in accounts payable                    12,881           1,800
   Increase (decrease) in accrued liabilities                  4,692           9,224
   Increase (decrease) in interest payable                     1,250             367
                                                             -------         -------

   Total adjustments                                         (12,233)        (23,635)
                                                             -------         -------

  Net cash provided (used) by investing activities           (85,594)        (40,714)
                                                              ======          ======

























                        See notes to financial statements

                                 Bad Toys, Inc.
                          Notes to Financial Statements



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Bad Toys, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations
--------------------

The Company was organized and incorporated on April 21, 1995 and began business on April 1, 1998. The company operates a custom motorcycle manufacturing and service facility in Kingsport, TN. The Company offers retail parts and product sales as well as motorcycle service to its customers seven days a week. Although principally located in Kingsport, TN, the Company's customers are located primarily throughout the United States.

Inventories
-----------

The Company's inventories are stated at the lower of standard cost (which approximates average cost) or market.

Property and Equipment
----------------------

Property and equipment are carried at cost. For financial statement and federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using rates based on the following useful lives:



                                                    Years
                                                    -----
                    Machinery and equipment         3 - 10
                    Furniture and fixtures          3 - 10
                    Leasehold Improvements         20 - 30

Depreciation expense for the three months ended March 31, 1999 is $ 3,044.

Organization Costs
------------------

Costs of organizing the Company are recorded as organization costs and amortized over five years on a straight-line basis.

Concentrations of Credit Risk
-----------------------------

The Company is engaged in the manufacture and service of highly customized motorcycles. The sales revenues are primarily derived from an area encompassing a two hundred mile radius of Kingsport, Tennessee. The Company performs credit evaluations of customers in the rare case where credit is granted, and generally requires no collateral from its customers.

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE B - INVENTORIES

Inventories consisted of the following:

                                             Mar. 31, 1999     Mar. 31, 1998
                                             -------------     -------------
                 Work in Process                $  90,488         $  64,645
                 Finished goods                   123,886            33,405
                                                  -------            ------

                                                $ 214,374         $  98,050
                                                  =======            ======

Inventories are stated at the lower of standard cost (which approximates average cost) or market. The Company's current inventory levels are an accumulation of motorcycle parts surrounding the production models. Inventory obsolescence and pilferage is adjusted to cost of sales in the period incurred. Work in process consists of partially manufactured motorcycle models. Finished goods consist of completed motorcycle models and saleable motorcycle parts, suitable for a variety of Harley-Davidson-type motorcycles. Parts within finished goods are either directly saleable to the public or used in the manufacturing of the Company's production units.


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:


                                             Mar. 31, 1999     Mar. 31, 1998
                                             -------------     -------------
                 Vehicles                       $  20,328         $   7,500
                 Equipment                         13,101             2,183
                 Furniture and Fixtures             2,163             1,509
                 Leasehold Improvements            45,045            40,096
                                                   ------            ------
                                                   80,637            51,288
                 Less accumulated depreciation     (9,588)           (1,636)
                                                   ------            ------
                                                $  71,049         $  49,652
                                                   ======            ======

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:

                                             Mar. 31, 1999     Mar. 31, 1998
                                             -------------     -------------
         Bank note payable $629.04 per
         Month plus interest accrued at
         9.75%, secured by vehicle.             $   3,071         $       -

         Bank note payable $285.60 per
         Month plus Interest accrued at
         9.5%, secured by vehicle.                  4,774             7,500

         Notes  payable to  individuals,
         Corporations, and limited liability
         Companies, with interest at
         10-10.5%, due at renewal cycle, or
         At payoff dates ranging from 6-18
         Months, secured by Equity securities.     24,525                 -

         Notes payable to stockholders due
         Sept. 30, 2000 with interest at
         10.5%, unsecured.                        253,001           111,547
                                                  -------           -------
                                                  285,371           119,047
         Less current portion                      (8,093)         (   -   )
                                                  -------           -------

         Long-term Debt                         $ 277,278         $ 119,047
                                                  =======           =======

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE D - LONG-TERM DEBT (continued)

Maturities of long-term debt are as follows:

                                     Year Ending
                                     December 31,                   Amount
                                     ------------                   ------
                                         1999                     $ 63,114
                                         2000                      161,839
                                                                   -------
                                                                  $224,953
                                                                   =======

NOTE E - INCOME TAXES

Operating Loss Carryforwards

The Company has loss carryforwards totaling $144,154 as of the tax year ended December 31, 1998 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

                                                                 Operating
                                                                   Losses
                                                                 ---------
                                    Year 11                      $     849
                                    Year 12                         15,001
                                    Year 13                         43,093
                                    Year 14                         85,211
                                                                   -------
                                                                 $ 144,154
                                                                   =======

NOTE F - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1. Notes payable to related parties as March 31, 1999 and March 31, 1998, consisted of the following:


                                             Mar. 31, 1999     Mar. 31, 1998
                                             -------------     -------------
         Notes payable to Larry & Susan
         Lunan due Sept. 30, 2000 with
         interest at 10.5%.                    $  159,367         $ 101,547

         Notes payable to Barrick Properties,
         LLC, with interest at 10-10.5%,
         with annual renewal options.              24,579            10,000
                                                   ------            ------

                                                $ 183,946         $ 111,547
                                                  =======           =======

Interest expense related to these notes for the three months ended March 31, 1999 and March 31, 1998, were $ 5,942 and $7,056, respectively.

2. The Company leases its facilities from a minority stockholder as described in Note G below.

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE G - LEASING ARRANGEMENTS

The Company conducts its operations from facilities that are leased under a five-year noncancelable operating lease expiring in September, 2002. There is no option to renew the lease. The lessor of the facility is a stockholder of the Company. Lessor has received shares of stock as prepaid rent for the term of the lease. Monthly rent is $1,420, which includes monthly-prepaid rent expensed of $520.

The following is a schedule of future minimum rental payments required under the above operating lease (excluding prepaid rent expensed) as of March 31, 1999:



                                    Year Ending
                                       Dec. 31,                    Amount
                                    -----------                    ------
                                         1999                   $   8,100
                                         2000                      10,800
                                         2001                      10,800
                                         2002                       8,100
                                                                   ------
                                                                $  37,800
                                                                   ======

Rental expense for the three months ended March 31, 1999 and March 31, 1998 were $ 5,010 and $ 5,010, respectively.

NOTE H - OPERATING AND CASH FLOW DEFICITS

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $362,990, and current receivables, including the current portion of long term debt, exceeds cash and current receivables by $77,966 at March 31, 1999. Management is anticipating a large capital inflow from a planned initial public offering scheduled for June 1999. While the proposed capital injection as well as potential conversions of long term debt to common stock, do project to improve the Company's working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Sales
     -----

     We had sales of $9,706 in the first quarter of fiscal year 1999, as compared with sales of $2,728 in the first quarter of 1998. All sales represented sales of spare parts and repairs to motorcycles of other persons. No sales have been made yet of the Company's custom-made motorcycles.

     During the first quarter of 1999 we completed work on our Phoenix motorcycle and showed it to motorcycle enthusiasts at a motorcycle show in Laughlin, Nevada. We have three Phoenix motorcycles for sale and four frames in inventory on which custom models can be built. Additional capital of approximately $50,000 will be needed to complete these seven custom-built motorcycles. We propose to finance such additional costs through front-end partial payments by customers and through bank loans, secured by contracts receivable and, if necessary, additional loans to the Company by the Lunans and by Barrick Properties, LLC, who are shareholders and have previously made loans to the Company.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses increased from $13,007 in the first quarter of 1998 to $55,613 in the first quarter of 1999. This increase reflects the addition of two employees in 1998, the opening in 1998 of our supplies and parts retail outlet at our facility in Kingsport, Tennessee, and the cost of showing our Phoenix motorcycle at a motorcycle show in Laughlin, Nevada during the first quarter of 1999.

     Net Loss
     --------

     Our net loss for the first quarter of 1999 was $73,361, an increase from a net loss of $17,079 in the first quarter of 1998. We will continue to experience losses until our Kingsport, Tennessee facility begins to cash flow. We expect this to occur this month - June 1999.

     Plans for the Rest of 1999; Liquidity; Sources of Liquidity
     -----------------------------------------------------------

     We plan to expand our operations in Kingsport, Tennessee and to open a second facility from which to conduct our business in Phoenix, Arizona. To execute this plan of expansion we will require additional capital of at least $250,000 but, preferably, as much as $500,000. We have not identified a source of this capital but propose to conduct additional private placements with friends and, if feasible, a public offering later in the year.

     The lessor of our Kingsport facility has agreed to add an additional 3,000 square feet to the facility during 1999. The lessor will bear all the costs of this expansion but will charge additional rent once the expanded space is in use.

     A shareholder, David Barrick of Phoenix, Arizona (Barrick Properties, LLC), has advanced funds to the Company for working capital and offers to continue to advance working capital funds, as needed, during 1999.

     As for our expansion plans, we first plan, subject to the availability of capital, to add approximately $50,000 in inventory to the present approximately $140,000 in inventory we have in our Kingsport facility in order to offer a complete line of equipment, helmets and soft goods. We plan next to add approximately $30,000 in plant equipment (benches, lifts, a milling machine and a drill press) in order to eliminate the present practice of subcontracting all our machine work.

     We then plan to open a second facility in Phoenix, Arizona, subject to the availability of additional capital. We plan for the facility $50,000 in shop equipment and, depending upon available capital, between $50,000 and $300,000 in inventory.

     We believe that the planned Phoenix facility, if built, will cash flow positively within 90 days after opening for business.

     Should all the above plans be realized, we would add approximately fifteen employees to our payroll.

     Going Concern Issue
     -------------------

     Until we are able to raise capital for expansion, we will continue business in our single facility in Tennessee. Should our present Tennessee facility not commence to cash flow positively, the Company will remain dependent upon loans to be provided by Barrick Properties, LLC or Barrick Properties, Inc. and the Lunans. The independent auditor has identified a substantial doubt about our ability to continue as a going concern. A failure to achieve positive cash flow by the end of 1999 could be fatal to the Company. We have no expectation that Barrick Properties will continue to provide working capital past 1999, and the ability of the Lunans to provide additional capital - other than the contribution of their personal services - is quite limited.


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27  Financial Data Schedule

(b)      Forms 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  June 3, 1999                            Bad Toys, Inc.



                                               By/s/Larry N. Lunan
                                                 -----------------------------
                                                 Larry N. Lunan, President and
                                                 Chief Financial Officer