Form 10QSB
period 1999-06-30
BAD TOYS INC
filed 1999-08-23
CIK 1070510

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                                 Bad Toys, Inc.
             (Exact name of registrant as specified in its charter)


    Nevada                            0-29836                       33-0677545
--------------               ------------------------             --------------
  (state of                  (Commission File Number)             (IRS Employer
incorporation)                                                     I.D. Number)


                              2344 Woodridge Avenue
                               Kingsport, TN 37664
                                  423-247-9560
          ------------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              ---    ---
     As of June 30, 1999, there were 5,793,200 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                    ---   ---

                         PART I - FINANCIAL INFORMATION



Item 1.          Financial Statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                        June 30, 1999 & December 31, 1998

                                                                6/30/99           12/31/98
Assets                                                         Unaudited           Audited
------                                                         ---------          ---------
Cash & Cash Equivalents                                        $   6,314          $   1,757

Accounts Receivable                                                2,044              1,097

Inventory (Note B)                                               258,660            180,160

Prepaid Expenses                                                  22,483             23,543
                                                                 -------            -------

                                  Total Current Assets           289,501            206,557
                                                                 -------            -------

Property, Plant & Equipment,
 net of accumulated depreciation (Note C)                         75,298             70,954

Organization Costs, net of accumulated amortization               24,398             27,146

Syndication Costs                                                      0             14,400

Utility Deposits                                                     280                280
                                                                 -------            -------

                                          Total Assets           389,477            319,337
                                                                 =======            =======
Liabilities & Shareholders' Equity
----------------------------------
Accounts Payable & Accrued Liabilities                           100,396             57,499

Current Portion of Long Term Debt                                  6,472              8,459
                                                                 -------            -------

                             Total Current Liabilities           106,868             65,958
                                                                 -------            -------

Notes Payable - Long Term                                         23,175             26,994

Notes Payable - Shareholders (Note F)                            328,748            216,176
                                                                 -------            -------

                                      Total Liabilities          458,791            309,128

Common Stock, par value $.01; 10,000,000 shares                   57,932             53,550
  authorized, 5,793,200 & 5,355,000
  shares issued and outstanding respectively

Additional Paid In Capital                                       436,150            249,332

Deficit Accumulated During the Development Stage                (563,396)          (292,673)
                                                                 -------            -------

               Total Liabilities & Shareholders' Equity        $ 389,477          $ 319,337
                                                                 =======            =======


                        See notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                     Three Months ended       Six Months ended
                                          June 30                 June 30
                                        1999       1998        1999       1998
                                     ------------------     ------------------
Sales                              $  14,545  $  27,294   $  24,251  $  30,022

Cost of Sales                         23,832     26,717      43,864     29,975
                                                            -------    -------

           Gross Profit               (9,287)       577     (19,613)        47
                                     -------    -------     -------    -------

General & Administrative
 Expenses                            179,356     26,635     234,969     39,642
                                     -------    -------     -------    -------


Income (Loss) from operations
 before interest expense            (188,643)   (26,058)   (254,582)   (39,595)
                                     -------    -------     -------    -------

Interest Expense                       8,719      4,675      16,141      8,217
                                     -------    -------     -------    -------

           Net Earnings (Loss)     $(197,362)   (30,733)  $(270,723)   (47,812)
                                     =======    =======     =======    =======

Net Earnings (Loss)
 Per Share                        $(0.035235) (0.005834) $(0.048568) (0.009076)
                                    --------   --------    --------   --------

Weighted Average Shares            5,601,350  5,268,000   5,574,100  5,268,000
                                   ---------  ---------   ---------  ---------



















                        See notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            For the Six Months Ended
                          June 30, 1999 & June 30, 1998

                                                                  6/30/99            6/30/98
                                                                  -------            -------
Cash flow from operating activities:
  Cash received from customers                                 $   22,207         $   29,676
  Cash paid to suppliers and employees                           (215,907)          (102,201)
  Other operating disbursements                                  (111,225)           (52,649)
  Depreciation & Amortization                                      11,516             11,516
                                                                  -------            -------

 Net cash provided (used) by operating activities                (293,409)         (113,658)

Cash flows from investing activities:
  Cash payments for the purchase of property                            0                 0
                                                                  -------           -------

 Net cash provided (used) by investing activities                       0                 0
                                                                  -------           -------

Cash flow from financing activities:
  New borrowings
   Proceeds from equipment and other loans                              0            28,827
  Debt reduction:
    Long-Term                                                      (3,819)                0
    Short-Term                                                     (1,987)                0
  Proceeds from additional paid in capital                        186,818            26,460
  Proceeds from shareholder debt                                  112,572            58,756
  Proceeds from issuance of common stock                            4,382               540
                                                                  -------           -------

 Net cash provided (used) by financing activities                 297,966           114,583
                                                                  -------           -------

Net increase (decrease) in cash & equivalents

Cash & Equivalents, beginning of period                             1,757               476
                                                                  -------           -------

Cash & Equivalents, end of period                                   6,314             1,401
                                                                  =======           =======


Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest expense                                                 16,141            8,217








                        See notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            For the Six Months Ended
                          June 30, 1999 & June 30, 1998

                                                                  6/30/99           6/30/98
                                                                  -------           -------
Reconciliation of net income to net cash
 provided by operating activities

  Net Income/(Loss)                                             $(270,723)          (47,812)
                                                                  -------            -------
  Adjustments  to  reconcile  net  income  to net  cash
  Provided  by  operating activities:
   Depreciation and amortization                                   11,516            11,516
   (Increase) decrease in other assets                              8,904                 0
   (Increase) decrease in accounts receivable                        (947)             (346)
   (Increase) decrease in prepaid expense                           1,060             3,419
   (Increase) decrease in inventories                             (78,500)          (51,148)
   (Increase) decrease in fixed assets                             (7,616)          (40,949)
   Increase (decrease) in accounts payable                         15,081            12,121
   Increase (decrease) in accrued liabilities                      24,514              (894)
   Increase (decrease) in interest payable                          3,302               435
                                                                  -------           -------

   Total adjustments                                              (22,686)          (65,846)
                                                                  -------           -------

  Net cash provided (used) by investing activities               (293,409)         (113,658)























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

Depreciation expense for the six months ended June 30, 1999 is $ 3,272.

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

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE B - INVENTORIES

Inventories consisted of the following:

                                       Jun. 30, 1999     Dec. 31, 1998
                                       -------------     -------------
                     Work in Process    $  101,025        $   82,862
                     Finished goods        157,635            97,298
                                           -------           -------
                                         $ 258,660        $  180,160
                                           =======           =======

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:


                                             Jun. 30, 1999     Dec. 31, 1998
                                             -------------     -------------
                Vehicles                       $  20,328         $   20,328
                Equipment                         17,018             10,042
                Furniture and Fixtures             2,163              2,082
                Leasehold Improvements            45,045             45,045
                                                --------          ---------
                                                  84,554             77,497
                Less accumulated depreciation     (9,256)            (6,543)
                                                --------          ---------
                                               $  75,298          $  70,954
                                                ========          =========


                                 Bad Toys, Inc.
                          Notes to Financial Statements


NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:

                                                         Jun.  30,  1999          Dec.  31,1998
                                                         ---------------          -------------
         Bank note payable $629.04 per month plus
         Interest accrued at 9.75%, secured by vehicle.   $    2,524                   5,425

         Bank note payable $285.60 per month plus
         Interest accrued at 9.5%, secured by vehicle.         3,948                   5,503

         Notes payable to individuals, corporations,
         And limited liability companies, with interest
         At 10-10.5%, due at renewal cycle, or at payoff
         Dates ranging from 6-18 months, secured by
         Equity securities.                                   23,175                  24,525

         Notes payable to stockholders due Sept. 30,
         2000 with interest at 10.5%, unsecured.             328,748                 216,176
                                                            --------                --------
                                                             358,395                 251,629
         Less current portion                                 (6,472)               (  8,459)
                                                            --------                --------
         Long-term Debt                                    $ 351,923               $ 243,170
                                                            ========                ========




Maturities of long-term debt are as follows:

                                     Year Ending
                                     December 31,                   Amount
                                    -------------                   ------
                                        1999                      $   6,472

                                        2000                        351,923
                                                                    -------
                                                                  $ 358,395
                                                                    =======

                                 Bad Toys, Inc.
                          Notes to Financial Statements


NOTE E - INCOME TAXES

Operating Loss Carryforwards

The Company has loss carryforwards totaling $144,154 as of the tax year ended December 31, 1998 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

                                                       Operating
                                                         Losses
                                                         -------
                          Year 11                      $     849
                          Year 12                         15,001
                          Year 13                         43,093
                          Year 14                         85,211
                                                         -------
                                                       $ 144,154
                                                         =======

NOTE F - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1. Notes payable to related parties as June 30, 1999 and December 31, 1998, consisted of the following:


                                                    Jun. 30, 1999     Dec. 31, 1998
                                                    -------------     -------------
         Notes payable to Larry & Susan Lunan due
         Sept. 30, 2000 with interest at 10.5%.       $  249,298        $ 178,082

         Notes payable to Barrick Properties, LLC,
         with interest at 10-10.5%, with annual
         renewal options.                                 79,450           38,094
                                                        --------         --------
                                                       $ 328,748        $ 217,176
                                                        ========         ========

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

                                 Bad Toys, Inc.
                          Notes to Financial Statements


NOTE G - LEASING ARRANGEMENTS  (continued)


The following is a schedule of future minimum rental payments required under the above operating lease (excluding prepaid rent expensed) as of June 30, 1999:



                                    Year Ending
                                       Dec. 31,             Amount
                                     ----------            -------
                                        1999            $    5,400
                                        2000                10,800
                                        2001                10,800
                                        2002                 8,100
                                                           -------
                                                         $  35,100
                                                           =======

Rental expense for the six months ended June 30, 1999 and the twelve months ended December 31, 1998 were $ 5,010 and $ 20,040, respectively.

NOTE H - OPERATING AND CASH FLOW DEFICITS

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $563,396, and current payables, including the current portion of long term debt, exceeds cash and current receivables by $98,510 at June 30, 1999. Management is anticipating a large capital inflow from private placement of equity in the fall of 1999. While the proposed capital injection as well as potential conversions of long term debt to common stock, do project to improve the Company's working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of Operations - Second  Quarter of 1999 Compared to Second  Quarter
     ---------------------------------------------------------------------------
of 1998
-------

     Bad Toys' sales decreased from $27,294 in Q2 1998 to $14,545 in Q2 1999. The decrease is due to the closing of the Kingsport, Tennessee retail outlet during April and May (1) to enable management to attend the Laughlin, Nevada River Run motorcycle show and (2) to enable the staff to complete three prototype models for permanent display in the Kingsport, Tennessee, Phoenix, Arizona, and Los Angeles, California areas. All sales represented parts and services. We have not yet sold our first custom-made motorcycle.

     The cost of sales in Q2 1999 exceeded sales by $9,287, as compared to a gross profit of $577 in Q2 1998. The increase is due to manufacturing charges from the production of three prototypes of the Phoenix model.

     The significant operational item was general and administrative expenses - only $26,635 in Q2 1998 but increasing to $179,356 in Q2 1999. This produced a net loss from operations of $197,362 in Q2 1999, or $0.035 a share, as compared to a net loss of $30,733 in Q2 1998, or $0.006 a share.

     The reasons for the dramatic increase in general and administrative expenses in Q2 1999 were:

     o advertising costs related to the Laughlin, Nevada River Run motorycle show,

     o fees to the company's spokesman for his attendance and representation of the company at the River Run motorcycle show,

     o promotional fees paid with regard to our Phoenix-model motorcycle being featured in a planned television airing on the Discovery or Learning Channels, and

     o        consulting fees paid with regard to our planned expansion.

     We financed this loss by common stock sales of $186,815 and loans of $112,572 from shareholders.

     Results of Operations - First Half of 1999 Compared to First Half of 1998
     -------------------------------------------------------------------------

     It is evident that we are still in the development stage. From sales of $30,022 during the first half of 1998, we were able to manage sales of only $24,251 during the first half of 1999 - a decrease of almost twenty percent.

     General and administrative expenses ballooned from $39,642 during the first half of 1998 to $234,989 during the first half of 1999 - an increase of 493 percent. These increased expenses reflect the costs described above that were incurred during Q2 1999 as well as the costs of pursuing corporation acquisition opportunities which have not resulted in any agreements.

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

     Going Concern Issue
     -------------------

     Until we are able to raise capital for expansion, we will continue business in our single facility in Tennessee. Should our present Tennessee facility not commence to cash flow positively, the Company will remain dependent upon loans to be provided by Barrick Properties, LLC or Barrick Properties, Inc. and the Lunans. The independent auditor has identified a substantial doubt about our ability to continue as a going concern. A failure to achieve positive cash flow by the end of 1999 could be fatal to the Company. We have no expectation that Barrick Properties will continue to provide working capital, and the ability of the Lunans to provide additional capital - other than the contribution of their personal services - is quite limited.


Item 6.           Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27                 Financial Data Schedule

(b)  Forms 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August 23, 1999                          Bad Toys, Inc.



                                                By/s/Larry N. Lunan
                                                  -----------------------------
                                                  Larry N. Lunan, President and
                                                  Chief Financial Officer