Form 10QSB
period 1999-09-30
BAD TOYS INC
filed 1999-11-15
CIK 1070510

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                                 Bad Toys, Inc.
             (Exact name of registrant as specified in its charter)


    Nevada                          0-29836                        33-0677545
--------------             -------------------------             --------------
   (state of                (Commission File Number)              (IRS Employer
incorporation)                                               \     I.D. Number)


                              2344 Woodridge Avenue
                               Kingsport, TN 37664
                                  423-247-9560
       -------------------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)



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

     As of September 30, 1999, there were 5,355,000 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                         PART I - FINANCIAL INFORMATION



Item 1.        Financial Statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                     September 30, 1999 & December 31, 1998



                                                9/30/99             12/31/98
                                               Unaudited             Audited
Assets                                         ---------            ---------
------
Cash & Cash Equivalents                       $   8,093                1,757

Accounts Receivable                              10,133                1,097

Inventory (Note B)                              279,975              180,160

Prepaid Expenses                                 18,685               23,543
                                                -------              -------

                    Total Current Assets        316,886              206,557
                                                -------              -------

Property, Plant, & Equipment,
 net of accumulated depreciation (Note C)        78,830               70,954

Organization Costs, net of accumulated
 amortization                                    14,780               27,146

Syndication Costs                                     0               14,400

Utility Deposits                                    280                  280
                                                -------              -------

                            Total Assets        410,776              319,337
                                                -------              -------

Liabilities & Shareholders' Equity

Accounts Payable & Accrued Liabilities          113,167               57,499

Current Portion of Long Term Debt                 3,811                8,459

               Total Current Liabilities        116,978               65,958
                                                -------              -------

Notes Payable - Long Term                        23,175               26,994

Notes Payable - Shareholders (Note F)           414,528              216,176

                       Total Liabilities        554,681              309,128
                                                -------              -------

Common Stock, par value $.01;
 10,000,000 shares                               57,932               53,550
    Authorized, 5,793,200 & 5,355,000
    Shares issued and outstanding
    respectively

Additional Paid in Capital                      436,150              249,332

Deficit Accumulated During the
 Development Stage                             (637,987)            (292,673)

Total Liabilities & Shareholders' Equity      $ 410,776              319,337
                                                -------              -------

                        See notes to financial statement

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                             Three Months ended                   Nine Months ended
                                                 September 30                        September 30
                                            1999             1998                1999           1998
                                            ---------------------                -------------------

Sales                                      $ 53,721         35,034             $ 77,972       65,056

Cost of Sales                                54,788         40,400               98,652       70,375
                                           --------       --------             --------     --------
             Gross Profit                    (1,067)        (5,366)             (20,680)      (5,319)
                                           --------       --------             --------     --------


General & Administrative
     Expenses                                62,649         35,322              297,618       74,964

Income (Loss) from operations
     Before interest expense                (63,716)       (40,688)            (318,298)     (80,283)

Interest Expense                             10,875          5,714               27,016       13,931

             Net Earnings (Loss)           $(74,591)       (46,402)            (345,314)     (92,214)
                                           --------       --------             --------     --------

Net Earning (Loss)

    Per Share                            $(0.013257)     (0.008803)          $(0.061673)   (0.017873)
                                           --------       --------             --------     --------

Weighted Average Shares                   5,626,350      5,271,300            5,599,100    5,271,300
                                          ---------      ---------            ---------    ---------





















                        See notes to financial statements

                                  Bad Toys, Inc
                          (A development Stage Company)
                            Statements of Cash Flows
                            For the Nine Months Ended
                     September 30, 1999 & September 30, 1998


                                                  9/30/99                   9/30/98
                                                  -------                   -------
Cash flow from operating activities:
     Cash received from customers               $  68,936                    64,395
     Cash paid to suppliers and employees        (252,467)                 (176,971)
     Other operating disbursements               (207,932)                  (79,983)
     Depreciation & Amortization                   17,274                    17,274
                                                ----------                ----------
   Net cash provided (used) by operating
      activities                                 (374,189)                 (175,285)
                                                ----------                ----------

Cash flows from investing activities:
     Cash payments for the purchase of property         0                         0
                                                ----------                ----------

   Net cash provided (used) by investing
     activities                                         0                         0
                                                ----------                ----------

Cash flow from financing activities:
     New borrowings
        Proceeds from equipment and other loans         0                    58,327
     Debt reduction:
        Long - Term                                (1,595)                        0
        Short - Term                               (7,117)                     (408)
     Proceeds from additional paid in capital     186,818                    30,112
     Proceeds from shareholder debt               198,037                    87,073
     Proceeds from issuance of common stock         4,382                       640
                                                ----------                ----------

   Net cash provided (used) by financing
     activities                                   380,525                   175,744
                                                ----------                ----------

Net increase (decrease) in cash & equivalents

Cash & Equivalents, beginning of period             1,757                       476
                                                ----------                ----------

Cash & Equivalents, end of period                   8,093                       935
                                                ----------                ----------

Supplemental disclosures of cash flow
     information:

Cash paid during the year for:
     Interest Expense                              27,016                    13,931








                       See notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            For the Nine Months Ended
                     September 30, 1999 & September 30, 1998


                                                  9/30/99                    9/30/98
                                                  -------                    -------
Reconciliation of net income to net cash
   Provided by operating activities

     Net Income/(Loss)                          $(345,314)                   (94,214)

     Adjustments to reconcile net income
      to net cash  Provided  by  operating
      activities:
         Depreciation and amortization             17,274                     17,274
         (Increase) decrease in other assets       14,400                          0
         (Increase) decrease in accounts
           receivable                              (9,036)                      (661)
         (Increase) decrease in prepaid expense     4,858                      4,725
         (Increase) decrease in inventories       (99,815)                   (73,596)
         (Increase) decrease in fixed assets      (12,225)                   (48,561)
         Increase (decrease) in accounts
          payable                                   1,613                     15,130
         Increase (decrease) in accrued
          liabilities                              49,074                      4,069
         Increase (decrease) in interest payable    4,982                        549
                                                ----------                 ----------

         Total adjustments                        (28,875)                   (81,071)
                                                ----------                 ----------

     Net cash provided (used) by investing
      activities                                 (374,189)                  (175,285)
                                                ----------                 ----------





















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


                                                      Years
                                                      -----
           Machinery and equipment                     3-10
           Furniture and fixtures                      3-10
           Leasehold Improvements                     20-30

Depreciation expense for the Nine months ended September 30, 1999 is $ 4,908


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

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE B - INVENTORIES

Inventories consisted of the following:

                                   Sept. 30, 1999          Dec. 31, 1998
                                   --------------          -------------
           Work in Process         $    104,625            $     82,862
           Finished goods               175,350                  97,298
                                   --------------          -------------
                                   $    279,975            $    180,160

Inventories are stated at the lower of standard cost (which approximates average cost) or market. The Company's current inventory levels are an accumulation of motorcycle parts surrounding the production models. Inventory obsolescence and pilferage is adjusted to cost sales in the period incurred. Work in process consists of partially manufactured motorcycle models. Finished goods consist of completed motorcycle models and saleable motorcycle parts, suitable for a variety of Harley-Davidson-type motorcycles. Parts within finished goods are either directly saleable to the public or used in the manufacturing of the Company's production units.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

                                   Sept. 30, 1999          Dec. 31, 1998
                                   --------------          -------------
           Vehicles                $     20,328            $     20,328
           Equipment                     21,782                  10,042
           Furniture and Fixtures         2,457                   2,082
           Leasehold Improvements        45,155                  45,045
                                   --------------          -------------
                                         89,722                  77,497
           Less accumulated
            depreciation                (10,892)                 (6,543)
                                   --------------          -------------
                                   $     78,830            $     70,954

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:


                                                       Sept. 30, 1999                Dec. 31, 1998
                                                       --------------                -------------
     Bank note payable $ 629.04 per month plus
      Interest accrued at 9.75%, secured by vehicle.   $       1,042                 $      5,425

     Bank note payable $285.60 per month plus
      Interest accrued at 9.5%, secured by vehicle.            2,769                        5,503

     Notes payable to individuals,  corporations,
      And limited liability companies, with interest
      At 10-15%, due at renewal cycle, or at payoff
      Dates ranging from 6-18 months, secured by
      Equity securities                                       23,175                       24,525

     Notes payable to stockholders due Dec. 31,
      2000 with interest at 10.5%, unsecured.                414,528                      216,176
                                                       --------------                -------------
                                                             441,514                      251,629
                                                       --------------                -------------
     Less current portion                                     (3,811)                      (8,459)
                                                       --------------                -------------
     Long term debt                                    $     437,703                 $    243,170
                                                       --------------                -------------

Maturities of long-term debt are as follows:

           Year Ending
           December 31                          Amount
           -----------                         --------
              1999                             $  3,811
              2000                              437,703
                                               --------
                                                441,514

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE E - INCOME TAXES

Operating Loss Carryforwards

The Company has loss carryforwards totaling $144,154 as of the tax year ended December 31, 1998 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:


                                                  Operating
                                                    Losses
                                                    ------
               Year 11                            $    849
               Year 12                              15,001
               Year 13                              43,093
               Year 14                              85,211
                                                    ------
                                                  $144,154

NOTE F - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1. Notes payable to related parties as September 30, 1999 and December 31, 1998, consisted of the following:

                                                 Sept. 30, 1999            Dec. 31, 1998
                                                 --------------            -------------
   Notes payable to Larry & Susan Lunan due
    December 31, 2000 with interest at 10.5%      $    333,389             $    178,082

   Notes payable to Barrick Properties, LLC,
    with interest at 10-10.5%, with annual
    renewal options.                                    81,131                   38,094
                                                 --------------            -------------
                                                  $    414,529             $    217,176
                                                 --------------            -------------

2. The Company leases its facilities from a minority stockholder as described in Note G below.

NOTE G - LEASING ARRANGEMENTS

The Company conducts its operations from facilities that are leased under a five-year noncancelable operating lease expiring in September, 2002. There is no option to renew the lease. The lessor of the facility is a stockholder of the Company. Lessor has received shares of stock as prepaid rent for the term lease. Monthly rent is $1,420, which includes monthly-prepaid rent expensed of $520.

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE G - LEASING ARRANGEMENTS (continued)

The following is a schedule of future minimum rental payments required under the above operating lease (excluding prepaid rent expense) as of September 30, 1999:

                       Year Ending
                        Dec. 31                     Amount
                        -------                     -------
                         1999                       $ 2,700
                         2000                        10,800
                         2001                        10,800
                         2002                         8,100
                                                    -------
                                                    $32,400
                                                    -------

Rental expense for the Nine months ended September 30, 1999 and the twelve months ended December 31, 1998 were $ 15,030 and $ 20,040, respectively.

NOTE H - OPERATING AND CASH FLOW DEFICITS

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $ 637,987, and current payables, including the current portion of long term debt, exceeds cash and current receivables by $ 98,752 at September 30, 1999. Management is anticipating a large capital inflow from private placement of equity in the winter of 1999. While the proposed capital injection as well as potential conversions of long term debt to common stock, do project to improve the Company's working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of  Operations - Third Quarter of 1999 Compared to Third Quarter of 1998
--------------------------------------------------------------------------------

     Bad Toys, Inc.'s sales increased from $35,034 in the 3rd Quarter 1998 to $53,721 in the 3rd Quarter 1999. The increase is due to higher customer traffic in the Kingsport store. Revenues are comprised of part sales and service and do not include any sales of motorcycles. The company was unable to place a model for customer display and demonstration in any of the targeted cities. The company recently placed a model in Nashville for display.

     The cost of sales in the 3rd Quarter 1999 exceeded sales by $1,067 as compared to cost of sales exceeding sales by $5,366 in the 3rd Quarter of 1998. The improvement in the company's operating cost is due to the increased customer volume.

     General and Administrative expenses were $35,322 in the 3rd Quarter 1998 and increased to $62,716 in the 3rd Quarter 1999. The increase in the 3rd Quarter 1999 was due to (1) higher executive salaries and (2) a general increase due to a higher level of activity.

Results of  Operations - First Nine Months of 1999 Compared to First Nine Months
--------------------------------------------------------------------------------
of 1998
-------

     The company remains in the development stage as it has not yet marketed its motorcycle. With sales of $65,056 during the first nine months of 1998, the company has only improved sales by $12,916 in the first nine months of 1999 to $77,972.

     The General and Administrative expenses increased from $80,283 in the first nine months of 1998 to $318,298 in the first nine months of 1999. The dramatic increase is accountable by the significant increase in the general and administrative increase during the 2nd Quarter which costs were related to promotion and advertising. This produced a net loss from operations of $345,000 in the first nine months of 1999 or $0.062 (loss per share) as compared to a net loss of $92,214 in the first nine months of 1998 or $0.018 (loss per share).

Item 6.        Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27           Financial Data Schedule

(b)  Forms 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November 15, 1999                        Bad Toys, Inc.



                                                By /s/Larry N. Lunan
                                                  -----------------------------
                                                  Larry N. Lunan, President and
                                                  Chief Financial Officer