Form 10KSB
period 1999-12-31
BAD TOYS INC
filed 2000-04-13
CIK 1070510

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-29836

                                 BAD TOYS, INC.
                 (Name of small business issuer in its charter)


             Nevada                                            33-0677545
  -------------------------------                         ----------------------
  (State or other jurisdiction of                           (I.R.S.  Employer
   incorporation or organization)                         Identification Number)



                   2344 Woodridge Avenue, Kingsport, TN 37664
                   ------------------------------------------
                    (Address of principal executive offices)

                                  423-247-9560
                                  ------------
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $85,231.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,129,388 computed by reference to the $1.0625 average of the bid and asked price of the Company's Common Stock on April 11, 2000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,827,006 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

        Transitional Small Business Disclosure Format (check one):  Yes[ ] No[X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1.        Description of Business ...................................    1
               Business Development ......................................    1
               Business of the Company ...................................    1
                      The Manufacture for Sale of Motorcycles
                             from Component Parts ........................    1
                      The Customizing and Motorcycle
                             Servicing Operation .........................    2
                      Special Orders of Premium Accessories,
                             Parts, Customizing Items and Apparel
                             Related to Harley-Davidson Motorcycles ......    2
                      Rebuilding Used Harleys for Resale .................    3
                      Distribution Methods ...............................    3
                      Advertising ........................................    4
                      Competition ........................................    4
                      Supplies ...........................................    5
                      Dependence on Major Customers ......................    5
                      Patents, Trademarks and Licenses ...................    5
                      Government Approval and Regulations ................    5
                      Year 2000 Computer Problems ........................    6
                      Research and Development ...........................    6
                      Cost of Compliance with Environmental Laws .........    6
                      Employees ..........................................    6

Item 2.        Properties ................................................    6

Item 3.        Legal Proceedings .........................................    7

Item 4.        Submission of Matters to a Vote of Security
                      Holders ............................................    7

Item 5.        Market for Common Equity and Related Stockholder
                      Matters ............................................    7
               Holders ...................................................    8
               Dividends .................................................    8
               Recent Sales of Unregistered Securities ...................    8
Item 6.        Management's Discussion and Analysis ......................   11
               Overview ..................................................   12
               Results of Operations .....................................   12
               Sales .....................................................   12
               Cost of Sales .............................................   13
               Gross Margin ..............................................   13
               Operating Expenses ........................................   13
               Net Income (Loss) .........................................   13
               Liquidity and Capital Resources ...........................   14

Item 7.        Financial Statements ......................................   14

Item 8.        Changes in and Disagreements With Accountants On
                      Accounting and Financial Disclosure ................   38

Item 9.        Directors, Executive Officers, Promoters and
                      Control Persons; Compliance with
                      Section 16(a) of the Exchange Act ..................   38
                      Section 16(a) Beneficial Ownership
                             Reporting Compliance ........................   39

Item 10.       Executive Compensation ....................................   40

Item 11.       Security Ownership of Certain Beneficial Owners
                      and Management .....................................   40
               Changes in Control ........................................   41

Item 12.       Certain Relationships and Related Transactions ............   41

Item 13.       Exhibits and Reports on Form 8-K ..........................   41
               (a)    Exhibits ...........................................   41
               (b)    Reports on Form 8-K ................................   42

Signatures ...............................................................   43

ITEM 1.        DESCRIPTION OF BUSINESS

Business Development

        Bad Toys, Inc. (the "Company") was incorporated on April 21, 1995 in the State of Nevada. Our initial operations were conducted in southern California but were moved to Kingsport, Tennessee in 1996. We first had revenues from operations in March, 1998.

Business of the Company

        The Company

        o      manufactures  for  sale  Harley-Davidson-type  motorcycles   from
               component parts,

        o      maintains a customizing and motorcycle servicing operation,

        o special orders premium accessories, parts, customizing items and apparel related to Harley-Davidson motorcycles, and

        o      proposes to rebuild used Harleys for resale.

        The Manufacture for Sale of Motorcycles from Component Parts.

        We devoted the majority of our efforts from the Company's inception in April 1995 until early 1999 to the design and development of a distinctive Harley-Davidson-type motorcycle. The motorcycle is named the "Phoenix" model. We build it from component parts available from motorcycle parts suppliers. We have three "Phoenix" models on hand for display and for selling purposes.

        In motorcycle circles, the Phoenix is known as a custommanufactured, V-Twin, HD-type motorcycle. It is said to be a "VTwin," because it has a two-cylinder, four-stroke motorcycle engine with the cylinders set at a 45-degree angle to each other. It is said to be an "HD-type" because of its resemblance to the motorcycles manufactured by Harley-Davidson. It is custom manufactured, because Bad Toys, Inc. will build many features of it to a customer's order.

        The "Phoenix" was first shown to the public on our Internet home page - www.badtoysinc.com - in early 1999. In April 1999 we showed the "Phoenix" to motorcycle dealers and enthusiasts at a motorcycle show in Laughlin, Nevada.

        We offer to manufacture, to customers' orders, V-Twin, HD- type motorcycles from component parts in five basic styles:

        o Traditional-classic, the full fenders model Harley-Davidson made famous,

        o Pro Street, a lowered frame with wide tires, short fender and a low back fender,

        o      Outlaw Low Riders, with narrow forks and stubby fenders,

        o Tour Glide package, with foot rests rather than foot pegs, saddlebags with windshield option, and

        o      Street Custom conversion, with wide tires and short fenders.

        We are quite able and equipped to build custom-manufactured motorcycles in our shop in Kingsport, Tennessee. The frames and most of the parts are in inventory to build four motorcycles. We will require up-front, partial payments from customers to finance our purchase of custom parts not in inventory.

        Our choice of sparsely populated Kingsport, Tennessee for our first location was beneficial only in providing us a two-year, low-overhead environment for completing the design and development of the Phoenix motorcycle. We face the material risk that, unless we can open a second location in a major metropolitan area, our product will be too highly priced for the majority of motorcycle buyers in the area where we now operate.

        The Customizing and Motorcycle Servicing Operation.
        --------------------------------------------------

        Most motorcycle owners "customize" their bikes to a certain extent. We cater to this market by stocking bolt-on upgrades such as billet grips, foot pegs, mirrors, chrome bolts and "custom" seats. We provide immediate installation of the bolt-on conversions.

        We commenced servicing motorcycles in 1998. It has been our plan to revolutionize the motorcycle service business by providing a quick turnaround in an industry known for its "leave it today, pick it up next month" approach to motorcycle repair. Subject to the availability of repair business, it has been our plan to operate our service department seven days a week, twenty-four hours a day.

        Special  Orders  of  Premium  Accessories,  Parts, Customizing Items and
        ------------------------------------------------------------------------
Apparel Related to Harley-Davidson Motorcycles.
-----------------------------------------------

        We commenced taking special orders in 1998.

        The fixed displays in our showroom premiere the high markup, bolt-on, premium custom items in bullet aluminum or chrome. The product lines we maintain as an authorized dealer include Pro One, Bay Area Custom, Arlen Ness and Performance Machine, and others.

        We believe we have the only customer self-service station that includes all available catalogs and parts books. It has been our plan to add a user-friendly computer terminal and screen through which our customers can easily locate a desired part and print a purchase order.

        Rebuilding Used Harleys for Resale.
        ----------------------------------

        We have not yet commenced this part of our business plan the purchase of used motorcycles and rebuilding them for resale. Subject to the availability of funds - the source of which we are not aware - we propose to acquire and recondition used Harley- Davidson motorcycles for resale. All resale bikes would be placed into a like-new condition. This would include

        o       new tires, paint and chrome,

        o       polished aluminum and,

        o       excellent running condition.

        This activity will require a constant advertising campaign for used motorcycles conducted in trade magazines and in high- circulation magazines for Harley-Davidson riders. We do not now have funds available to allocate to the purchase of used bikes.

        The reconditioning of used bikes is financially consistent with our desire to provide around-the-clock repair service. Mechanics not repairing customers' motorcycles on same-day service can be reconditioning used motorcycles on no time schedule - and still be available for the drop-in customer with a repair job to be done.

        Distribution Methods
        --------------------

        We have commenced marketing our custom manufactured, V-Twin, HD-type motorcycles on a national basis. Our Phoenix bikes are featured now on our Internet home page (badtoysinc.com). We presently sell premium accessories, parts, customizing items and apparel through our Kingsport, Tennessee, retail outlet. Our Phoenix-model motorcycle is now featured in the Atlas Pro Magnum catalog.

        Advertising.  Subject to the availability of funds, we would  propose to
        -----------
develop an advertising program consisting of:

               1.  Newsletters:  monthly or quarterly
               2.  Direct  mail -  motorcycle  listings
               3.  Cycle  magazines
               4.  Nontraditional magazines
               5.  Internet home page

        The newsletter would highlight new product introductions, repair or maintenance subjects, after-market product evaluations, local and major national events and periodic Company-advertised specials.

        Direct mail advertising would initially consist of an annual mailing of a high-quality brochure. The brochure would market our custom-built motorcycle program, our mail order catalog program and the availability of refurbished or new motorcycles for sale. By specific request we would add an addressee to our newsletter mailing list.

        Subject to the availability of funds, our monthly advertising program would be advertisements in high-circulation magazines for Harley-Davidson riders, magazines such as American Iron, Hot Bike, etc.

        Subject to the availability of funds, Bad Toys would commence a non-traditional advertising program in magazines such as Newsweek, Time, Sports Illustrated, and the New Yorker. The demographics for Harley-Davidson riders now span every social economic group from truck drivers to company presidents, doctors, lawyers and accountants. Upper-middle class to the wealthy now comprise the largest group of Harley riders.

        The Internet home page is a reality.

        Competition
        -----------

        Licensed Harley-Davidson dealerships generally offer for sale only new, manufactured HD motorcycles. Dealerships generally do not maintain significant inventories of used or custom-built motorcycles for resale to the riding public. Individuals account for the majority of used motorcycle sales with the remainder being provided by small, under-capitalized, sole-proprietor motorcycle shops. Titan has commenced to use some of these shops as a distribution network for its motorcycles, but Titan does not compete at Harley-Davidson prices.

        The provision of special construction, custom-built motorcycles, HD type, as we propose to do, is an emerging market. Arlen Ness, Ultra, CMC and Titan earlier entered this market, have name recognition and dominate this market today. This market segment has long been treated as an ancillary business and not as a primary focus. There are currently few companies that are manufacturing custom-built motorcycles for inventory for sale.

        Repair service is the most neglected segment in the motorcycle business. Dealers provide the most significant competition in this arena, as they are adequately capitalized, maintain a significant number of service bays, and have large inventories of parts. Dealerships typically have the negative attributes of limited hours for access - 8 am to 5 pm, closed Sundays - and no concept of quick service turnaround. In essence, the traditional queuing system is the foundation for all repair service; i.e., if the customer needs a three-hour seal replacement, he can leave the bike for a month. Small shops exhibit the same characteristics as the large dealerships, but service turnaround is further exaggerated by limited inventories and no capital. In many instances the small shop has to collect the money from the customer in advance to purchase the necessary replacement parts; this, of course, extends the service turnaround time.

        Supplies
        --------

        We obtain our supplies from after-market Harley-Davidson suppliers and other manufacturers of motorcycle parts, such as Pro One, Bay Area Custom, J. Brake, Arlen Ness and Performance Machine. These supplies are readily available. Although we are authorized dealers of all the above-named suppliers and many others, we are still required to pay cash for most large motorcycle parts.

        Dependence on Major Customers
        -----------------------------

        We are not dependent on any major customers.

        Patents, Trademarks and Licenses
        --------------------------------

        We  have  filed  applications  in  the  U.S.  to  register  "Bad  Toys,"
"Phoenix," and BT(and)Design as trademarks and service marks. We are not a licensed Harley-Davidson dealer, as we do not sell new Harley-Davidson motorcycles.

        Government Approval and Regulations
        -----------------------------------

        We need no U.S. Department of Transportation approval to build special construction motorcycles that are custom-made to a customer's order, to rebuild motorcycles or to assemble a motorcycle from component parts that are available in the open market. Our business is subject to no government regulations other than those of OSHA, regulating safety in the workplace, and those of EPA, regulating the disposal of oil, grease, tires, batteries and the prevention of pollution. We are able to comply with OSHA and EPA regulations without onerous financial or other burdens. All motorcycles are built by hand, rather than in a moving assembly line. Safety goggles are used when required, and fire extinguishers are readily available. We dispose of pollutants by periodically taking them to authorized disposal sites.

        Year 2000 Computer Problems
        ---------------------------

        We have determined that we do not face material costs, problems or uncertainties about the year 2000 computer problem. This problem affects many companies and organizations and stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. We are newly organized, presently use off-the-shelf and easily replaceable software programs, and have yet to devise our own software programs.

        We have been advised by our parts suppliers that they are Year 2000 compliant. Should they not be and should difficulties arise in ordering parts from suppliers, we should still be able to obtain all needed parts from other, larger motorcycle dealers who would have the parts in inventory.

        Research and Development
        ------------------------

        We have expended no funds during the last two years on research and development.

        Cost of Compliance with Environmental Laws
        ------------------------------------------

        The expense of complying with environmental regulations is of minimal consequence. The compliance consists of the proper disposal of oil, tires and batteries. We put all used oil in 55- gallon drums and transport them by truck to a Johnson City, Tennessee firm that cleans the oil for reuse. We take used tires to a nearby landfill. Old batteries are disposed of by the suppliers of new batteries. We are in compliance with all environmental laws and regulations.

        Employees
        ---------

        We employ five persons, four persons full time and one person part time.

ITEM 2. PROPERTIES

        The Company leases a retail and manufacturing operation at a single facility in a specially designed 3,000-square-foot retail and service building. The retail facility is at 2046 West Stone
Drive, Kingsport, Tennessee 37660.

        The facility is in a high traffic area with approximately 15,000 vehicles passing by a day. The facility is easily accessible by freeway and should draw customers from a 150-mile radius with a population of 3,000,000 people. The property has ample parking and an outside area for weekend events and motorcycle display.

        The forward area of the showroom is for the display of company custom-built and rebuilt Harleys for sale.

        The  facility  showroom,  when stocked with  inventory,  will  emphasize permanently affixed displays of products with secured inventory storage compartments. This should provide an efficient use of display space, increased security, efficient showroom stocking maintenance and enhanced inventory control.

        The showroom will be organized to allow for variation in location of displays to accommodate customer traffic flow within the store and to heighten interest.

        The warehouse area of the facility has adequate space to stock and store quantities of all items on display in the showroom in addition to numerous other mechanical parts and items not displayed which are in daily demand.

        The service and assembly area is large enough to house a staff of mechanics and service personnel and is capable of accommodating the custom building and rebuilding of motorcycles.

        The lease on the facility expires in September 2002.

ITEM 3. LEGAL PROCEEDINGS

        Neither  the Company  nor our  property is a party to any pending  legal
proceeding  or  any  known   proceeding   that  a   governmental   authority  is
contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board during the second quarter of 1999. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 1999. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                          High          Low
                                                          ----          ---

        1999:
               2nd Quarter (no inside quotes reported)
               3rd Quarter                                0.75          0.125
               4th Quarter                                0.375         0.625


Holders

        Based on information provided by our transfer agent, we had 71 shareholders of record of our common stock on March 31, 2000.

Dividends

        We have paid no cash dividends since inception, and it is unlikely that any cash dividend will be paid in the foreseeable future. There are no restrictions that would or are likely to limit the ability of the company to pay dividends on its common stock, but it has no plans to pay dividends in the foreseeable future and intends to use earnings for the expansion of its business. The declaration in the future of any cash or stock dividends will be at the discretion of the board depending upon the earnings, capital requirements and financial position of the company, general economic conditions and other pertinent factors. There are no dividend restrictions held by any creditor or other agreement to which the company is a party.

Recent Sales of Unregistered Securities

        During the period from January 1, 1996 through March 13, 1998 the company sold 310,400 shares of our common stock in an offering exempt from registration pursuant to the provisions of Regulation D, Rule 506 of the Securities and Exchange Commission. No underwriters were used to effect the sales. All sales were made in exchange for services rendered to the company, except that one sale was made in exchange for prepaid rent of the company's leased facilities. The names of the persons who exchanged their services or prepaid rent for shares of stock, the dates the shares were exchanged for services or prepaid rent, the number of shares issued and the value of the shares on the dates of the exchanges are set forth below:

                                                                    Price per
                                                                    Share and
                                          No. of                      Nature of
                                          Shares     Value of     Consideration
        Person                Date        Issued      Shares     Paid for Shares
        ------                ----        ------     --------    ---------------

  Barrick Properties, LLC    05-31-96      37,500     $ 7,500        $0.20(1)

  Wesley Culbertson          05-31-96      10,000       2,000        $0.20(2)

  Stanley Carlson            12-31-96       1,000         200        $0.20(3)

  Frank Eckles               12-31-96       1,000         200        $0.20(3)



  Donald M. Harper            12-31-96     20,000       4,000        $0.20(4)

  Clinton L. and Sheila K.
    Hubbard                   12-31-96      4,000         800        $0.20(5)

  Susan H. Lunan              12-31-96      1,500         300        $0.20(6)

  Mario W. Mainero, Inc.      12-31-96     10,000       2,000        $0.20(5)

  Gary C. and Andrea W.
    Andes                     12-31-97     62,400      31,200        $0.50(7)

  Susan H. Lunan              12-31-97     90,000      45,000        $0.50(6)

  Larry Lunan                 03-13-98     10,000       5,000        $0.50(6)

  Steve Snyder                03-13-98     54,000      27,000        $0.50(3)

  -------------------------

        (1) Business consulting and additional compensation for lending money to the company.

        (2) Design and development work on the company's "Phoenix" prototype motorcycle.

        (3) Introductions to people in the motorcycle business as possible business partners or joint venture partners.

        (4) Investigated markets in the north-central U.S. for possible locations of outlets.

        (5)    Legal work.

        (6)    Administrative work.

        (7)    Five years' prepaid rent on the company's facility in Tennessee.

        All of the above persons had a preexisting relationship with the company and our president, Larry N. Lunan. Some of the persons are employees of the company. Susan H. Lunan is the spouse of Larry N. Lunan. The Andes are the lessors of our facilities. Barrick Properties, LLC is under the ownership and control of David Barrick, a director and a longtime friend of Larry N. Lunan and the lender of some of the working capital of the company. Mr. Barrick's outstanding loans to the company are convertible, at his option, into common stock of the company at a conversion price of $.50 a share.

        All of the above persons are sophisticated investors within the meaning of the Commission's Rule 506(b)(2)(ii). Only Barrick Properties, LLC and Larry Lunan, president of the company, are "accredited investors" within the meaning of Rule 501 of Regulation D.

        With regard to the above transactions, Bad Toys furnished to the investors financial statements, a description of its business, a business plan, information concerning the directors and officers of Bad Toys and other information required by Rule 502(b) of Regulation D. In this regard, we had intended to conduct a Regulation D Rule 504 public offering in 1996. An offering circular was drafted at that time. It was not until

September 1998 that the Rule 504 public offering was commenced. In the interval, the Rule 506 offering was held, and the draft of the offering circular earlier prepared for the proposed Rule 504 offering was shown to the investors to supplement the financial statements.

        During 1997 and 1998 Larry and Susan H. Lunan loaned $178,082 to the company and Barrick Properties, LLC loaned $38,094 to the company. The Lunan loans mature on September 30, 2000 and accrue interest at 10.5 percent a year. The Barrick Properties loans mature at various times during 1999 and 2000, bear interest at rates from ten percent to 10.5 percent a year and are convertible into common stock of the company at $0.50 a share.

        These loans were made during 1997, prior to March 14 in 1998, and after September 14 in 1998. Those made during 1997 and prior to March 14, 1998 were made pursuant to the exemption from registration provided by Rule 506. Those made after September 14 in 1998 were made pursuant to the exemption provided by Rule 504. All of these loans were made by affiliates of Bad Toys. The Rule 504 loans are integrated with the 1998 Rule 504 stock offering, but the $1 million maximum was not reached in the integrated offerings. A safe harbor period of six months separates the Rule 506 offering and the Rule 504 offering. Sales under the Rule 506 offering, including the stock sales listed on page 16, were made to fewer than 35 non-accredited persons.

        During the period from September 14, 1998 through April 6, 1999, the company conducted a public offering of shares of its common stock at $1.00 a share pursuant to the exemption from registration provided by Regulation D, Rule
504. Some 105,930 of the offered shares were sold. The offering was made only in states where no state registration of the securities was required. An offering circular with audited financial statements was delivered to each investor.

        During the period from September 7, 1999 through December 31, 1999, the company sold 1,833,876 shares of its common stock at a purchase price of $0.10 a share to the following persons for the indicated consideration. All sales were made pursuant to the exemption from registration provided by Regulation D, Rule
506.  All  purchasers  were  sophisticated  investors  who were friends of Larry
Lunan, president of the company. All but three of the purchasers were "accredited investors." No public advertising or public solicitation was employed in effecting the sales.



                                    Number of                     Nature of
                                     Shares     Value of        Consideration
    Person                Date       Issued      Shares        Paid for Shares
    ------                ----      ---------   --------       ---------------

Jerry A. Grant         11-12-99      10,000    $  1,000    Shop labor services

Marc A. Hyatt          11-12-99       2,000         200    Shop labor services

Donald M. Harper       11-12-99      30,000       3,000    Consulting services
                                                           regarding expansion
                                                           of company's business

Thomas J. Kenan        11-12-99     100,000      10,000    Legal services

Roger A. Warren        11-12-99      40,000       4,000    Accounting services

Alex W. Andes          11-12-99      50,573       5,057    Rent on shop building

Clinton L. Hubbard     11-12-99     100,000      10,000    Legal services

Ashley J. Andes        11-12-99      50,573       5,057    Rent on shop building

Gary C. Andes          11-12-99      50,000       5,000    Rent on shop building

Donna M. Stearns       11-12-99      20,030       2,030    Cash

Leo J. Molek           11-12-99      50,000       5,000    Cash

Al Kau                 11-12-99     100,000      10,000    Advertising services

Larry N. Lunan         11-12-99     610,700      61,070    Labor services

Jerry Wenger           11-12-99      35,000       3,500    Radio advertising
                                                           services

SB Stocks USA, Inc.    11-12-99     100,000      10,000    Advertising services

Charlotte B. Given     11-12-99      35,000       3,500    Radio advertising
                                                           services

CH Investments         11-12-99      60,000       6,000    Legal services
                                                           performed by
                                                           Carl Hubbard

Larry N. Lunan         12-30-99     186,000      18,600    Labor services

Clinton L. Hubbard     12-30-99      50,000       5,000    Cash

Gary C. Andes          12-30-99      50,000       5,000    Cash

Kiowa Oil Company      12-30-99     100,000      10,000    Promotional services

Stewart Bumgarner      12-30-99       3,000         300    Shop labor services

Mark A. Parsons        12-30-99       1,000         100    Cash


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Overview

        We commenced commercial activity in March 1998 in a small retail shop in Kingsport, Tennessee. The facility was used both for retail sales and for the design and construction of a prototype of a motorcycle to be sold nationally. We had limited resources, and our activity was funded by our friends. We also sold $85,500 worth of our common stock in a non-registered public offering. Our stock began to trade on the OTC Bulletin Board. In 1999 we registered our common stock with the Securities and Exchange Commission pursuant to the 1934 Securities
Exchange Act. Shortly after the commencement of trading in our stock, our private source of funding withdrew a funding commitment, which materially affected our ability to market our motorcycle models and to expand operations to sunbelt states. As a consequence, we maintained our small retail outlet and devoted the majority of our energies and resources to our motorcycle models and their development.

        In the Spring of 2000, we will complete three additional models, which will give us a full line of four models for the year 2000.

        In January of 2000, we were approached by Myca Group, Inc., a Cincinnati, Ohio "high tech" company, with regard to the management of our company buying the company's motorcycle business and selling to Myca Group the "shell corporation" produced by this withdrawal of assets from the company. On March 29, 2000, our company and Myca Group signed a definitive merger agreement which we will soon present to our shareholders for their approval or rejection.

Results of Operations

        The following table presents certain selected data for each of the two years in the period ended December 31, 1999:

        Year Ended December 31,                    1998                  1999
        ------------------------------------------------------------------------

        Sales                                   $  77,451             $  85,231
        Cost of Sales                              80,885               219,913
                                                ---------             ---------
               Gross Margin (Loss)                 (3,434)             (134,682)
        Operating Expenses                        158,371               471,283
        Other Income and Expenses, Net             20,259                40,702
                                                ---------             ---------
               Net (Loss)                       $(182,064)            $(646,667)

Sales

        Sales for 1999 increased $7,780 (ten percent) over 1998 sales. This nominal increase over 1998 is a result of not devoting our limited cash resources to our retail merchandise line but, instead, of increasing our inventory of hard parts, such as engine components, transmission components, frames, etc. to be used in our motorcycle prototype construction. During the first half of 1999 we entirely suspended our retail operations to concentrate on prototype development, namely our Phoenix model, and to participate in a West Coast show.

Cost of Sales

        Our cost of sales increased $139,029 (175 percent) over 1998, while our sales increased only ten percent. This large increase in the cost of sales is due to our writing off the cost of certain work in process associated with the development of the Phoenix model motorcycle in the amount of $85,000 and charging to the current period all costs associated with the development of the new models.

Gross Margin

        The company's gross margin (loss) increased $131,248 when compared to 1998 and is attributable to the write-off of work in process inventory and the charging of model development to the current period, as noted above.

Operating Expenses

        Operating expenses for 1999 increased $312,912 (198 percent) over 1998. This dramatic increase in general and administrative expenses is attributable to:

        o advertising costs related to our participation in the Laughlin, Nevada River Run motorcycle show;

        o the costs of our company's spokesman for his attendance and representation of the company at the River Run motorcycle show;

        o radio and television advertising expenses incurred to promote the company and its product;

        o promotional fees paid with regard to our Phoenix model motorcycle being featured in a planned television airing on the Discovery or Learning Channels; and

        o consulting fees paid with regard to a planned expansion and general business consulting.

Net Income (Loss)

        We had a net loss of $646,667 as compared with a net loss of $182,064 in 1998. This increase in loss of $464,603 is attributed to the factors discussed above under "cost of sales" and "operating expenses." In July 1999, our primary source of capital withdrew its commitment to provide funds through December 1999. This lack of working capital prevented us from expanding our retail operation as planned and severely limited our ability to market and display our flagship model, the Phoenix.

Liquidity and Capital Resources

        We have exhausted our cash resources, which have largely been contributions to the company's capital by management since June 1999. Management has concluded that it is in the best interests of our stockholders to accept the proposal of Myca Group, Inc. to offer our company's corporate shell to Myca Group (1) in exchange for sufficient cash to pay all debt of the company except debt owed to management and (2) to exchange the motorcycle business and its attendant assets for the extinguishment of the company's debt to management - which debt exceeds $400,000. The company's business will become what is the present, quite successful business of Myca Group, and the stockholders will have much better prospects for the future.

ITEM 7.        FINANCIAL STATEMENTS

                                    Todd Nims
                           Certified Public Accountant
                          7900 East Greenway, Suite 102
                            Scottsdale, Arizona 85260
                                 (602) 922-9293


To the Board of Directors
Bad Toys, Inc.
Kingsport, Tennessee

I have audited the accompanying balance sheets of Bad Toys, Inc., (a development stage company) as of December 31,1998 and December 31, 1997, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bad Toys, Inc. as of December 31, 1998 and December 31, 1997, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note H to the financial statements, the company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Todd Nims, C.P.A.

February 7, 1999

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                      December 31, 1998 & December 31, 1997

Assets                                                 12/31/98        12/31/97
------                                                 --------        --------

Cash & Cash Equivalents                                $  1,757             476

Accounts Receivable                                       1,097               0

Inventory (Note B)                                      180,160          79,950

Prepaid Expenses                                         23,543          29,850
                                                       --------       ---------

                        Total Current Assets            206,557         110,276
                                                       --------       ---------

Property, Plant & Equipment,
        net of accumulated
        depreciation (Note C)                            70,954          26,958

Organization Costs, net of
        accumulated amortization                         27,146          43,634
Syndication Costs                                        14,400          13,300

Utility Deposits                                            280             280
                                                     ----------     -----------

                        Total Assets                    319,337         194,448
                                                       ========       =========

Liabilities & Shareholders' Equity
----------------------------------

Accounts Payable & Accrued Liabilities                   57,499           9,644
Current Portion of Long Term Debt                         8,459               0
                                                      ---------       ---------
                        Total Current Liabilities        65,958           9,644
                                                       --------       ---------

Notes Payable - Long Term                                26,994               0
Notes Payable - Shareholders (Note F)                   216,176          78,213
                                                      ---------       ---------
                        Total Liabilities               309,128          87,857
                                                      ---------       ---------

Common Stock                                             53,550          52,360
Additional Paid in Capital                              249,332         164,840
Deficit Accumulated During the
        Development Stage                              (292,673)       (110,609)
                                                      ---------       ---------
Total Liabilities & Shareholders' Equity                319,337         194,448
                                                      =========       =========




            See accountant's report and notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                    Statements of Income & Retained Earnings
                      December 31, 1998 & December 31, 1997


                                                        12/31/98       12/31/97
                                                        --------       --------

Sales                                                    77,451               -

Cost of Sales                                            80,885               -
                                                       --------        --------
                        Gross Profit                     (3,434)              -
                                                       --------        --------

General & Administrative Expenses                       158,371          42,681
                                                       --------        --------

Income (Loss) from operations before                   --------        --------
        interest expense                               (161,805)        (42,681)
                                                       --------        --------

Interest Expense                                         20,259             551

                                                       --------        --------
                        Net (Loss)                     (182,064)        (43,232)
                                                       --------        --------

Beginning Retained Earnings\
        (Accumulated Deficit)                          (110,609)        (67,377)
                                                       --------        --------
Ending Retained Earnings\
        (Accumulated Deficit)                          (292,673)       (110,609)
                                                       ========        ========

Net Earnings/(Loss) Per Common Share                       (.03)           (.01)
                                                       --------        --------








            See accountant's report and notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                      December 31, 1998 & December 31, 1997

                                                        12/31/98       12/31/97
                                                        --------       --------
Cash flow from operating activities:
        Cash received from customers                    $ 76,354              0
        Cash paid to suppliers and employees            (220,835)       (20,673)
        Interest paid                                    (18,851)          (551)
        Other Operating Disbursements                    (50,489)             0
        Depreciation & Amortization                        6,543              0
                                                        --------        -------
  Net cash provided (used)
        by operating activities                         (207,278)       (20,122)

Cash flow from investing activities:
        Cash payments for the purchase
               of property                               (50,539)             0
                                                        --------        -------
  Net cash provided (used)
        by investing activities                          (50,539)             0

Cash flow from financing activities:
        Proceeds from issuance of
               long-term debt                             59,886          3,789
        Proceeds from equipment loans                     17,126              0
        Proceeds From Additional Paid
               in Capital                                 84,492         16,700
        Proceeds From Shareholder Debt                   216,176              0
        Proceeds From Issuance of Common Stock             1,190              0
                                                        --------        -------
  Net cash provided (used) by financing
        activities                                       259,098         20,489
                                                        --------        -------
Net increase (decrease) in cash
        and equivalents                                    1,281            367

Cash and equivalents, beginning of year                      476            109
                                                        --------        -------

Cash and equivalents, end of year                       $  1,757        $   476
                                                        ========        =======

Supplemental disclosures of cash
        flow information:
Cash paid during year for:
Interest expense                                             873              0




            See accountant's report and notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                      December 31, 1998 & December 31, 1997

                                                     12/31/98          12/31/97
                                                     --------          --------

Reconciliation of net income to net cash
        provided by operating activities
Net Income\(Loss)                                   $(182,065)        $ (43,232)
                                                    ---------         ---------
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                        23,032            16,488
  (Increase) decrease in accounts
        receivable                                     (1,097)                0
  (Increase) decrease in subscriptions
        receivable                                          0            41,000
  (Increase) decrease in prepaid expenses               6,307           (29,850)
  (Increase) decrease in inventories                 (100,210)          (28,987)
  (Increase) decrease in fixed assets                       0            25,502
  (Increase) decrease in syndication costs                  0              (800)
  Increase (decrease) in accounts payable              27,801              (263)
  Increase (decrease) in accrued liabilities           18,646                 0
  Increase (decrease) in interest payable               1,408                20
  (Increase) decrease in other assets                  (1,100)                0
                                                     --------          --------
  Total Adjustments                                   (25,213)           23,110
                                                     --------          --------
Net cash provided (used) by
        operating activities                        $(207,278)         $(20,122)
                                                   ==========         =========





            See accountant's report and notes to financial statements

                                 Bad Toys, Inc.
                  Statement of Changes in Stockholders' Equity
                  For the Years Ending December 31, 1998 & 1997

                                                     Additional
                                        Common         Paid In         Retained
                                         Stock         Capital         Earnings
                                        ------       ----------        --------

Balance, December 31, 1996              50,836          90,164          (67,377)

Issuance of 152,400 shares
        of Common Stock                  1,524          74,676

Net Loss                                                                (43,232)
                                       -------         -------          -------

Balance, December 31, 1997              52,360         164,840         (110,609)

Issuance of 119,000 shares
        of Common Stock                  1,190          84,492

Net Loss                                                               (182,064)
                                        ------         -------          -------

Balance, December 31, 1998              53,550         249,332         (292,673)
                                        ======         =======          =======

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1998 & December 31, 1997

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

Depreciation expense for the year ended December 31, 1998 is $6,544.

                   Bad Toys, Inc.(A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1998 & December 31, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                               Organization Costs
                               ------------------

Costs of organizing the Company are recorded as organization costs and amortized over five years on a straight-line basis.

                          Concentrations of Credit Risk
                          -----------------------------

The Company is engaged in the manufacture and servicing of highly custom motorcycles.

The sales revenues are primarily derived from an area encompassing a two hundred mile radius of Kingsport Tennessee. The company performs credit evaluations of customers in the rare cases where credit is granted, and generally requires no collateral from its customers.

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1998 & December 31, 1997

NOTE B - INVENTORIES

Inventories consisted of the following:

                                          Dec. 31, 1998     Dec. 31, 1997
                                          -------------     -------------

  Work in Process                            $ 82,862          $63,731
  Finished goods                               97,298           16,219
                                             --------          -------
                                             $180,160          $79,950


Inventories are stated at the lower of standard cost (which approximates average cost) or market. The Company's current inventory levels are an accumulation of motorcycle parts surrounding the production models. Inventory obsolescence and pilferage is adjusted to cost of sales in the period incurred. Work in process consists of partially manufactured motorcycle models. Finished goods consist of completed motorcycle models and saleable motorcycle parts, suitable for a variety of Harley- Davidson-type motorcycles. Parts within finished goods are either directly saleable to the public or used in the manufacturing of the Company's production units.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:


                                          Dec. 31, 1998     Dec. 31, 1997
                                          -------------     -------------

Vehicles                                     $20,328          $    -
Equipment                                     10,042           2,140
Furniture and Fixtures                         2,082           1,203
Leasehold Improvements                        45,045          23,615
                                              77,497          26,958
Less accumulated depreciation                 (6,543)             (-)
                                             -------          ------
                                             $70,954         $26,958

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1998 & December 31, 1997

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:


                                               Dec. 31, 1998     Dec. 31, 1997
                                               -------------     -------------
Bank note payable $629.04 per month plus
  interest accrued at 9.75%,
  secured by vehicle.                            $   5,425                 -
Bank note payable $285.60 per month plus
  interest accrued at 9.5%,
  secured by vehicle.                                5,503                 -
Unsecured Notes payable to individuals,
  corporations,  and limited liability
  companies, with interest at 10-10.5%, due
  at renewal cycle, or at payoff dates
  ranging from 6-18 months,  convertible to
  common stock under varying terms ranging
  from $1.25 to 1/2 of the weighted
  average issuance price of all shares issued.      24,525                 -

Unsecured Notes payable to stockholders due
  Sept. 30, 2000 with interest at  10.5%,
  convertible  to common stock under
  varying terms ranging from $1.25 to
  1/2 of the weighted average issuance
  price of all shares issued.                      216,176            78,213
                                                   -------           -------
                                                   251,629            78,213
Less current portion                                (8,459)               (-)
                                                   -------           -------

Long-term Debt                                    $243,170           $78,213
                                                  ========           =======


Maturities of long-term debt are as follows:

                             Year Ending
                             December 31,                  Amount
                             ------------                 --------
                                 1999                     $  8,459
                                 2000                      243,170
                                                          --------
                                                          $251,629
                                                          ========

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31, 1998 & December 31, 1997

NOTE E - INCOME TAXES

                          Operating Loss Carry-forwards
                          -----------------------------

The Company has loss carry-forwards totaling $144,154 that may be offset against future taxable income. If not used, the carry-forwards will expire as follows:

                                                   Operating
                                                     Losses
                                                   ---------
               Year 11                             $    849
               Year 12                               15,001
               Year 13                               43,093
               Year 14                               85,211
                                                   --------
                                                   $144,154
                                                   ========

NOTE F - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1. Notes payable to related parties as of December 31, 1998 and December 31, 1997, consisted of the following:

                                                          12-31-98     12-31-97
                                                          --------     --------

        Notes payable to Larry and Susan Lunan
        due September 30, 2000 with interest
        at 10.5%.                                         $178,082     $ 70,213

        Notes payable to Barrick Properties, LLC
        with interest at 10 to 10.5%, with
        annual renewal options.                             38,094        8,000
                                                          --------     --------

                                                          $216,176     $ 78,213
                                                          ========     ========



2. The Company leases its facilities from a minority stockholder as described in Note G below.

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      December 31,1998 & December 31, 1997

NOTE G - LEASING ARRANGEMENTS

The Company conducts its operations from facilities that are leased under a five-year non-cancelable operating lease expiring in September, 2002. There is no option to renew the lease. The lessor of the facility is a stockholder of the Company. Lessor has received shares of stock as prepaid rent for the term of the lease. Monthly rent is $1,420, which includes monthly-prepaid rent expensed of $520.

The following is a schedule of future minimum rental payments required under the above operating lease (excluding prepaid rent expensed) as of December 31, 1998:

                                 Year Ending
                                 December 31,                     Amount
                                 ------------                    -------
                                    1999                         $10,800
                                    2000                          10,800
                                    2001                          10,800
                                    2002                           8,100
                                                                 -------
                                                                 $40,500


Rental expense for the nine months ended December 31, 1998 and the year ended December 31, 1997 were $ 20,040 and $ 8,680, respectively.

NOTE H - OPERATING AND CASH FLOW DEFICITS

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $290,192, and current liabilities, including the current portion of long term debt, exceeds cash and current receivables by $71,551 at December 31, 1998. Management is anticipating a large capital inflow from a planned initial public offering scheduled for April 1999. While the proposed capital injection as well as potential conversions of long term debt to common stock, do project to improve the Company's working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Bad Toys, Inc.
Kingsport, Tennessee

We have audited the accompanying balance sheet of Bad Toys, Inc., (a development stage company) as of December 31, 1999, and the related statement of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Bad Toys, Inc. as of December 31, 1998 were audited by other auditors whose report dated February 7, 1999, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

Our audit was conducted in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly in all material respects, the financial position of Bad Toys, Inc. as of December 31, 1999, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ Blackburn, Childers & Steagall, PLC
                                         ---------------------------------------


                                         BLACKBURN, CHILDERS & STEAGALL, PLC

March 20, 2000
Johnson City, Tennessee

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           December 31, 1999 and 1998



                                     ASSETS
                                     ------


                                                       1999           1998
                                                       ----           ----

CURRENT ASSETS:
--------------
    Cash and Cash Equivalents                        $    185       $  1,757
    Accounts Receivable                                     -          1,097
    Inventory                                         202,428        180,160
    Prepaid Expenses                                   16,982         23,543
                                                     --------       --------

        Total Current Assets                          219,595        206,557
                                                     --------       --------


PROPERTY AND EQUIPMENT:
----------------------
    Property and Equipment, Net of
      Accumulated Depreciation                         66,729         70,954
                                                     --------       --------
        Total Property and Equipment                   66,729         70,954
                                                     --------       --------

OTHER ASSETS:
------------
    Organization Costs, Net of
      Accumulated Amortization                         10,658         27,146
    Syndication Costs                                       -         14,400
    Utility Deposits                                      280            280
                                                     --------       --------

        Total Other Assets                             10,938         41,826
                                                     --------       --------


TOTAL ASSETS                                         $297,262        319,337
                                                     ========       ========

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           December 31, 1999 and 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                      1999           1998
                                                      ----           ----

LIABILITIES & SHAREHOLDERS' EQUITY:
----------------------------------
    Cash Overdraft                                   $ 14,102              -
    Accounts Payable and Accrued Liabilities           62,559         57,499
    Notes Payable                                      26,245          8,459
    Notes Payable -Shareholders                       438,726              -
                                                     --------        -------

        Total Current Liabilities                     541,632         65,958
                                                     --------        -------


NONCURRENT LIABILITIES:
----------------------
    Notes Payable -Long Term                                -         26,994
    Notes Payable -Shareholders                             -        216,176
                                                      --------      --------

        Total Long Term Liabilities                         0        243,170
                                                       -------      --------

        Total Liabilities                              541,632       309,128
                                                       -------      --------


STOCKHOLDERS' EQUITY:
--------------------
    Common Stock, $.01 par value; 10,000,000
    authorized; 7,827,006 and 5,355,000 shares
    issued and outstanding at December 31, 1999
    and December 31, 1998 respectively                 78,270         53,550
    Additional Paid In Capital                        616,700        249,332
    Deficit Accumulated During the Development
      Stage                                          (939,340)      (292,673)
                                                     --------       --------

        Total Shareholders' Equity                   (244,370)        10,209
                                                     --------       --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 297,262        319,337
                                                    =========       ========

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                 For the Years Ended December 31, 1999 and 1998



                                                        1999         1998
                                                    ----------    ----------

REVENUES:
--------
    Sales                                           $   85,231        77,451
    Cost of Sales                                      219,913        80,885
                                                    ----------     ---------

        Gross Profit (Loss)                           (134,682)       (3,434)


COSTS AND EXPENSES:
------------------
    General and Administrative Expenses                471,283       158,371
                                                      --------      --------

    Income (Loss) from operations before interest
      expense                                         (605,965)     (161,805)

    Interest Expense                                    40,702        20,259
                                                      --------      --------

        Net (Loss)                                    (646,667)     (182,064)



RETAINED EARNINGS - BEGINNING                         (292,673)     (110,609)
                                                      --------      --------


RETAINED EARNINGS - ENDING                           $(939,340)     (292,673)
                                                     =========      ========

NET EARNINGS/(LOSS) PER COMMON SHARE                      (.08)         (.03)

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998


                                                           1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
    Net Income (Loss)                                    $(646,667)    (182,064)
                                                         ---------    ---------
    Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Depreciation and Amortization                       50,834       23,032
        Changes in Assets and Liabilities:
            (Increase) Decrease in Accounts Receivable       1,097       (1,097)
            (Increase) Decrease in Prepaid Expenses          6,561        6,307
            (Increase) Decrease in Inventories             (22,268)    (100,210)
            Increase (Decrease) in Accounts Payable and
              Accrued Liabilities                          178,959       47,854
            (Increase) Decrease in Other Assets                  -       (1,100)
                                                          --------     --------
            Total Adjustments                              215,183      (25,214)
                                                          --------     --------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      (431,484)    (207,278)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
    Cash Payments for the Purchase of Property             (15,721)     (50,539)
                                                          --------     --------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       (15,721)     (50,539)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
    Cash Flow from Financing Activities:
        Payment on Equipment Loans                          (9,208)           -
        Proceeds from Issuance of Long-Term Debt                 -      (59,886)
        Proceeds from Equipment Loans                            -       17,126
        Proceeds from Additional Paid in Capital            29,850       84,492
        Proceeds from Shareholder Debt                     410,739      216,176
        Proceeds from Issuance of Common Stock                 150        1,190
        Proceeds from Cash Overdraft                        14,102            -
                                                          --------     --------

    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES   445,633      259,098
                                                          --------     --------

                                       31

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998


                                                            1999        1998
                                                         --------    --------

NET CASH INCREASE (DECREASE)                              (1,572)       1,281
   (Brought Forward)

CASH, BEGINNING                                            1,757          476
                                                       ---------     --------

CASH, ENDING                                           $     185        1,757
                                                       =========     ========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------

    Cash Paid for Interest                             $  31,240         873
                                                       =========    ========

    Non Cash Items:
        Common Stock and Additional Paid in Capital
           Issued for Payment of Accounts Payable
           Totaled $362,088

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------

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

    Nature of Operations
    --------------------

    The Company was organized and incorporated on April 21, 1995 and began business on April 1, 1998. On June 25, 1999 the Company became a publicly traded stock company. The company operates a custom motorcycle manufacturing and service facility in Kingsport, Tennessee The Company offers retail parts and product sales as well as motorcycle service to its customers seven days a week.

    Cash Equivalents
    ----------------

    For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

    Inventories
    -----------

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


                                             Years
                                             -----
         Leasehold Improvements              5 years
         Machinery and Equipment             3 to 10 years
         Furniture and Fixtures              3 to 10 years

     Depreciation expense for the year ended December 31, 1999 is $19,945.

     Organization Costs
     ------------------

     Costs of organizing the Company are recorded as organization costs and amortized over five years on a straight-line basis.

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
----------------------------------------------------

     Concentrations of Credit Risk
     -----------------------------

     The Company is engaged in the manufacture and servicing of highly customized motorcycles. The sales revenues are primarily derived from an area encompassing a two hundred mile radius of Kingsport, Tennessee. The Company performs credit evaluations of customers in the rare cases where credit is granted and generally requires no collateral from its customers.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2.  INVENTORY:
------------------

                                                         1999          1998
                                                      ----------    -----------

     Work in Process                                  $   13,731        82,862
     Finished Goods                                      188,697        97,298
                                                      ----------      --------
                                                      $  202,428       180,160
                                                      ==========      ========

     Inventories are stated at the lower of standard cost (which approximates average cost) or market.


NOTE 3.  PROPERTY AND EQUIPMENT:
-------------------------------

     Property and equipment are summarized by major classifications as follows:

                                                           1999         1998
                                                      ------------   ----------

     Equipment                                        $    24,856      10,042
     Furniture and Fixtures                                 2,620       2,082
     Leasehold Improvements                                45,414       45,045
     Vehicles                                              20,328       20,328
                                                      -----------    ---------

                                                           93,218       77,497

     Less:  Accumulated Depreciation                     ( 26,489)      (6,543)
                                                      -----------    ---------
                                                      $    66,729       70,954
                                                      ===========    =========

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 4.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                                             1999         1998
                                                            -------     --------
  Bank note payable $629.04 per month plus interest
    accrued at 9.75% secured by vehicle.  To be paid
    in full in 2000.                                        $   310       5,425

  Bank note payable $285.60 per month plus interest
    accrued at 9.5% secured by vehicle.  To be paid in
    full in 2000.                                             2,935       5,503

  Unsecured Notes Payable to individuals, corporations,
    and limited liability companies, with interest at
    10-10.5%, due at renewal cycle, or at payoff dates
    ranging from 6-18 months, convertible to common stock
    under varying terms ranging from $1.25 to 1/2 of the
    weighted average issuance price of all shares issued.
    All were past due at December 31, 1999.                  23,000      24,525

  Unsecured Notes Payable to stockholders due September 30,
    2000 or earlier with interest at 9.75% to 10.5%
    convertible to common stock under varying terms ranging
    from $1.25 to 1/2 of the weighted average issuance
    price of all shares issued.                             438,726     216,176
                                                           --------     -------

    Total                                                   464,971     251,629
                                                           --------     -------
    Less:  Current Portion                                 (464,971)     (8,459)
                                                           --------    --------
    Long -Term Debt                                       $       0     243,170
                                                          =========    ========


NOTE 5.  INCOME TAXES:

The Company has loss carryforwards totaling $144,154 through the 1998 tax year that may be offset against future taxable income. The tax return for the 1999 year has not yet been completed, but operating losses for the 1999 year should approximate the losses reflected in the financial statements. If not used, the carryforwards will expire as follows:

                                          Operating Losses
                                          ----------------
            Year 11                           $    849
            Year 12                             15,001
            Year 13                             43,093
            Year 14                             85,211
                                              --------
                                              $144,154
                                              ========

Since the Company does not have any indication that these will be realized, no deferred tax asset has been recorded.

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 6.  RELATED PARTY TRANSACTIONS:
-----------------------------------

The following transactions occurred between the Company and affiliated entities:

1. Notes payable to related parties as of December 31, 1999 and December 31, 1998, consisted of the following:

                                            December 31, 1999  December 31, 1998
                                            -----------------  -----------------

     Notes payable to Larry and Susan Lunan
       due September 30, 2000 with interest
       at 10.5%                                 $ 346,071           178,082

     Notes payable to Barrick Properties with
       interest at 10-10.5%, with annual
       renewal options.                            92,655            38,094
                                                 --------          --------
                                                $ 438,726           216,176
                                                =========          ========

2. The Company leases its facilities from a minority stockholder as described in Note 8.

3. In addition, a lawsuit has been brought against Bad Toys, Inc. by Barrick Properties for payment of the outstanding notes. The notes could have been converted to stock while they were current, but they are all considered to be delinquent at this time. Barrick's is in possession of one motorcycle until such time as the notes are paid.


NOTE 7.  LEASING ARRANGEMENTS:
-----------------------------

The Company conducts its operations from facilities that are leased under a five-year non-cancelable operating lease expiring in September 2002. There is no option to renew the lease. The lessor of the facility is a stockholder of the Company. Lessor has received shares of stock as prepaid rent for the term of the lease. Monthly rent is $1,450, which includes monthly prepaid rent expensed of $520.

The following is a schedule of future minimum rental payments required under the above operating lease (excluding prepaid rent expensed) as of December 31, 1999:

                             Year Ending
                             December 31           Amount
                             -----------           ------

                                2000             $  10,800
                                2001                10,800
                                2002                 8,100
                                                 ---------
                                                 $  29,700
                                                 =========

Rental expense for the years ended December 31, 1999 and December 31, 1998 were $20,040 each year.

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 8.  STOCK:
--------------
During 1999, an additional 2,472,006 shares of stock were issued. The initial public offering resulted in a minimal amount of additional capital. The stock increases during the year were primarily in exchange for services and were valued at the current rate at the time of exchange. During the 1999 year, the stock traded from 12.5 cents per share to $1.25 per share.


NOTE 9.  OPERATING AND CASH FLOW DEFICITS:
------------------------------------------

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $939,340, and current liabilities, including the current portion of long term debt, exceeds cash and current receivables by $322,037 at December 31, 1999. The Company's initial public offering in June 1999 did not generate the anticipated capital inflow. Management is anticipating additional changes to generate a capital inflow in 2000. While the proposed capital injection as well as potential conversions of debt to common stock, do project to improve the Company's working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.


NOTE 10.  SUBSEQUENT EVENTS:
---------------------------

On March 21, 2000, Bad Toys, Inc. signed a letter of intent to sell control of the company to MYCA Group, Inc. The consummation of the transaction is subject to several conditions including the execution of a definitive agreement and the approval of the transaction by the Bad Toys, Inc. stockholders. Upon consummation of the transaction, the MYCA Group principals will be the majority shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On September 30, 1999, the company's principal independent accountant, Todd Nims of Scottsdale, Arizona, resigned. His reports on the company's financial statements from inception onward contained no adverse opinions or disclaimers of opinions and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Todd Nims, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Todd Nims' satisfaction, would have caused him to make reference to the subject matter of the disagreements in connection with his reports.

        On January 7, 2000, the company engaged new principal independent accounts, Blackburn, Childers & Steagall, PLC of Johnson City, TN, to audit the company's financial statements.

        The change in the company's certifying accountants was made solely because Todd Nims did not practice before the SEC. The engagement of the new accounting firm was made by the officers of the company with the prior approval of the board of directors.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The company's directors, officers and significant employees occupying executive officer positions, their ages as of January 10, 2000, the directors' terms of office and the period each director has served are set forth in the following table:

                                                                     Director's
                                                      Director          Term
      Person           Positions and Offices            Since          Expires
      ------           ---------------------          --------       ----------

Larry N. Lunan, 59     President, CEO and                1998            2000
                       Chairman of the Board
                       of Directors

Roger A. Warren, 35    Vice President, CFO,              1995            2000
                       and Director

Susan H. Lunan, 48     Secretary and Director             1999            2000

        LARRY N. LUNAN.  Mr. Lunan founded Bad Toys, Inc. in April  1995 but has
        --------------
devoted his full-time efforts to Bad Toys since mid-1994. Mr. Lunan has been an active motorcycle hobbyist since the mid-1950s. Mr. Lunan received a certified public accountant certificate in 1968 and was an accountant with Haskins & Sells from 1967 to 1971. From 1971 to 1975 Mr. Lunan was a controller and vice president of finance for Itel Leasing Corporation. From

1975 until 1982 he was vice president of finance for Arcata Book Group, a subsidiary of Arcata Corporation. From 1982 until July 1994 he was employed as president of Fors Capital Corporation, a wholly-owned business consulting firm. In this capacity he was active in development-stage companies and capital formation. The most successful of these enterprises was Callaway Golf, which is currently traded on the New York Stock Exchange. From July 1989 until February 1995 Mr. Lunan also served as president, CEO and chairman of the board of a Nevada corporation mining company, Seahawk, Inc. Seahawk filed a voluntary chapter 11 petition in January 1995. Within a month the case was converted to a chapter 7 case, and a trustee was appointed. Seahawk was subsequently liquidated.

        ROGER A. WARREN.  Mr. Warren is a C.P.A. for Stafford & Warren, a C.P.A.
        ---------------
firm specializing in small, start-up, and development-stage companies. Client industries served include manufacturing enterprises, real estate, professional service corporations, mining operations, and environmental clean-up. Mr. Warren was an accountant with Arthur Young & Co. from 1986 to 1990 and received a certified public accounting certificate in 1990. He then practiced accountancy as a sole proprietor from 1990 until 1998, when he combined his practice with Stafford & Associates to form Stafford and Warren.

        SUSAN H. LUNAN.  Ms. Lunan co-founded Bad Toys, Inc. in April 1995.  She
        --------------
has provided part-time services on a consulting basis since that date. Prior to that, Ms. Lunan was an officer and director of Fors Capital Corporation, specializing in small start-up companies. Fors Capital operated from 1984 through 1991, and was founded by Larry and Susan Lunan. Prior to Fors Capital, she was employed as a legal secretary, medical secretary, and held various executive secretarial positions. Ms. Lunan attended the University of Tennessee, Knoxville.

        Section 16(a) Beneficial Ownership Reporting Compliance
        -------------------------------------------------------

        Set forth below is each person who, at any time during the 1999 fiscal year, was a director, officer or beneficial owner of more than ten percent of our common stock, and who failed to file on a timely basis reports required by
Section 16(a) of the 1934 Exchange Act during fiscal year 1999, as disclosed on Forms 3 and 4 and amendments thereto furnished to our company under the SEC's Rule 16a-3(c) during fiscal year 1999 and Forms 5 and amendments thereto furnished to our company with respect to fiscal year 1999 and any written representations furnished to our company:


                                       Number of
                     Number          Transactions
                     of Late        Not Reported On           Known Failures to
Person               Reports        a Timely Basis          File a Required Form
------               -------        ---------------         --------------------

Larry N. Lunan         0                  0                          2

Susan H. Lunan         0                  7                          9

Roger A. Warren        0                  1                          2



ITEM 10.EXECUTIVE COMPENSATION

        Set forth below is the aggregate compensation during fiscal years 1997, 1998 and 1999 of the chief executive officer of the company. During the period, no executive officer of the company received compensation that exceeded $100,000.

                             Fiscal                Annual        Compensation
      Name                    Year                 Salary           Bonus
      ----                   ------                ------        -------------

Larry N. Lunan,              1999                 $72,000          $     -
  President
                             1998                 $50,000          $35,000

                             1997                 $27,000          $     -


        During the last three fiscal years, no executive officer of the company has been granted stock options or stock appreciation rights and no executive officer, other than its president, Larry N. Lunan, has been granted stock in exchange for services. The company has no long-term incentive plan intended to serve as incentive for performance to occur over a period longer than one fiscal year.

        Directors of the company receive no compensation for their services as directors.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below sets forth, as of March 31, 2000, the number of shares of common stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the common stock.



                                                   Number of
                                                   Shares of
        Name and Address                          Common Stock         Percent
        ----------------                          ------------         -------

        Larry N. Lunan                             4,841,700(1)          61.9
        2344 Woodridge Avenue
        Kingsport, TN   37664

        Susan H. Lunan                             3,258,775(2)          44.6
        2344 Woodridge Avenue
        Kingsport, TN   37664

        Roger A. Warren                               40,000              0.5
        17130 Redhill Avenue
        Irvine, CA 92714

        Officers and Directors                     4,881,700             62.4
        as a group (3 persons)

        -------------------------

        (1) Includes 3,258,775 shares owned of record by Susan H. Lunan, Mr. Lunan's spouse.

        (2) These shares are also attributed to Mrs. Lunan's spouse, Larry N. Lunan, but Mr. Lunan disavows any beneficial interest in the shares.

Changes in Control

        There are no arrangements which may result in a change in control of the company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There were no transactions during the last two fiscal years, and there are no proposed transactions, that involve amounts in excess of $60,000 to which the company was or is to be a party in which any director, executive officer, beneficial owner of more than five percent of the company's common stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed as part of this Form 10-KSB:

        Exhibit No.                                Description

               2             -     Plan  and  Agreement  of Merger  Between  Bad
                                   Toys, Inc. and Myca Group, Inc.

               3             -     Articles of Incorporation of Bad Toys, Inc.*

               3.1           -     Bylaws of Bad Toys, Inc.*

               4             -     Convertible  promissory note dated January 5,
                                   1999  issued   by   the   Company  to Barrick
                                   Properties, LLC, which note is representative of other convertible promissory notes issued by the Company.*

               10            -     Kingsport, Tennessee  facility  lease between
                                   the Company and Gary C. and Andrea W. Andes*

               10.1          -     Stock Option Plan*

               27            -     Financial Data Schedule

        *Previously   filed   with  Form  10-SB;  Commission  File No.  0-29836,
        incorporated herein.

(b)     Reports on Form 8-K

        None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BAD TOYS, INC.



Date:  April 12, 2000                       By /s/ Larry N. Lunan
                                              ---------------------------------
                                              Larry N. Lunan, President

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 12, 2000                       /s/ Roger A. Warren
                                            -----------------------------------
                                            Roger A. Warren, Chief Financial
                                            Officer, Vice President and
                                            Director



Date:  April 12, 2000                       /s/ Larry N. Lunan
                                            -----------------------------------
                                            Larry N. Lunan, President and
                                            Director



Date:  April 12, 2000                       /s/ Susan H. Lunan
                                            -----------------------------------
                                            Susan H. Lunan, Secretary and
                                            Director