Form 10QSB
period 2000-03-31
BAD TOYS INC
filed 2000-05-15
CIK 1070510

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                                 Bad Toys, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Nevada                         0-29836                           33-0677545
--------------             ------------------------                -------------
  (state of                (Commission File Number)                (IRS Employer
incorporation)                                                      I.D. Number)


                              2344 Woodridge Avenue
                               Kingsport, TN 37664
                                  423-247-9560
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

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

        As of March 31, 2000, there were 7,827,006 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

        Transitional  Small  Business  Disclosure  Format (check one):   Yes ___
No  X
   ---

                         PART I - FINANCIAL INFORMATION



Item 1.        Financial Statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                           Balance Sheets (Unaudited)
                         March 31,2000 & March 31, 1999

                                                  3/31/00               3/31/99
                                                 Unaudited              Audited
                                                 ---------             ---------
Assets
------

Cash & Cash Equivalents                         $ 17,320                  4,405

Accounts Receivable                                    0                  2,044

Inventory (Note B)                               266,362                214,374

Prepaid Expenses                                  15,339                 22,091
                                                 -------                -------

          Total Current Assets                   299,021                242,914
                                                 -------                -------

Property, Plant, & Equipment,
 net of accumulated depreciation (Note C)         66,223                 71,049

Organization Costs, net of accumulated
 amortization                                      6,536                 24,398

Syndication Costs                                      0                 14,400

Utility Deposits                                     280                    280
                                                 -------                -------

         Total Assets                            372,060                353,041
                                                --------                -------
Liabilities & Shareholders' Equity
----------------------------------

Accounts Payable & Accrued Liabilities            72,635                 76,322

Current Portion of Long Term Debt                117,691                  8,093
                                                 -------                -------

         Total Current Liabilities               190,326                 84,415
                                                 -------                -------

Notes Payable - Long Term                              0                 24,525

Notes Payable - Shareholders (Note F)            506,072                252,753
                                                 -------                -------

         Total Liabilities                       696,398                361,693
                                                 -------                -------

Common Stock, par value $.01;
10,000,000 shares                                 78,270                 54,095
      Authorized, 7,827,006 & 5,355,000
      Shares issued and outstanding
      respectively

Additional Paid in Capital                       637,100                303,287

Deficit Accumulated During the
 Development Stage                            (1,039,708)             ( 366,034)
                                               ---------               --------

          Total Liabilities &
           Shareholders' Equity              $   372,060                353,041
                                               ---------               --------

                        See notes to financial statement

                                 Bad Toys, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                                         Three Months ended
                                                              March  31

                                                       2000              1999
                                                       -------------------------

Sales                                                  $  11,967          9,706

Cost of Sales                                             37,261         20,032
                                                       ---------      ---------
           Gross Profit                                  (25,294)       (10,326)
                                                       ---------      ---------

General & Administrative
     Expenses                                             60,667         55,613

Income (Loss) from operations
     Before interest expense                             (85,961)      ( 65,939)

Interest Expense                                          14,107          7,422
                                                       ---------      ---------

          Net Earnings (Loss)                         $ (100,068)      ( 73,361)
                                                       ---------      ---------

Net Earning (Loss)
    Per Share                                            $(0.013)        (0.014)
                                                       ---------      ---------

Weighted Average Shares                                7,827,000      5,355,000
                                                       ---------      ---------

                        See notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
                               Three Months Ended
                         March 31, 2000 & March 31, 1999



                                                         3/31/00        3/31/99
                                                        ---------      ---------

Cash flow from operating activities:
     Cash received from customers                       $ 11,967          8,759
     Cash paid to suppliers and employees               (108,998)      ( 67,978)
     Other operating disbursements                      ( 68,171)      ( 33,541)
     Depreciation & Amortization                           4,299          7,166
                                                         -------        -------

  Net cash provided (used) by operating activities      (160,903)      ( 85,594)
                                                         -------        -------
Cash flows from investing activities:
     Cash payments for the purchase of property                0              0
                                                         -------        -------
   Net cash provided (used) by investing activities            0              0
                                                         -------        -------
Cash flow from financing activities:
     New borrowings
        Proceeds from equipment and other loans                0              0
Debt reduction:
        Long - Term                                            0       (  2,469)
        Short - Term                                    (  1,210)      (    366)
     Proceeds from additional paid in capital                  0         53,955
     Proceeds from shareholder debt                      179,248         36,577
     Proceeds from issuance of common stock                    0            545
                                                         -------        -------

   Net cash provided (used) by financing activities      178,038         88,242
                                                         -------        -------
Net increase (decrease) in cash & equivalents             17,135

Cash & Equivalents, beginning of period                      185          1,757
                                                         -------        -------
Cash & Equivalents, end of period                         17,320          4,405
                                                         -------        -------

Supplemental disclosures of cash flow information:

Cash paid during the year for:
     Interest Expense                                      8,152          6,172

                        See notes to financial statements

                                 Bad Toys, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           For the Three Months Ended
                         March 31, 2000 & March 31, 1999
                                  (Unaudited)



                                                         3/31/00        3/31/99
                                                        ---------      ---------
Reconciliation of net income to net cash
   Provided by operating activities

     Net Income/(Loss)                                 $(100,068)      ( 73,361)

     Adjustments to reconcile net income to
     net cash
      Provided by operating activities:
         Depreciation and amortization                     4,299          7,166
         (Increase) decrease in other assets                   0              0
         (Increase) decrease in accounts receivable            0       (    947)
         (Increase) decrease in prepaid expense            1,642          1,452
         (Increase) decrease in inventories             ( 63,933)      ( 34,214)
         (Increase) decrease in fixed assets            (  3,793)       ( 4,513)
         Increase (decrease) in accounts payable        (  9,765)        12,881
         Increase (decrease) in accrued  liabilities       7,978          4,692
         Increase (decrease) in interest payable           2,737          1,250
                                                         -------        -------

         Total adjustments                              ( 60,835)      ( 12,233)
                                                         -------        -------

     Net cash provided (used) by investing activities   (160,903)      ( 85,594)
                                                         -------        -------

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


                                                            Years
                                                            -----
           Machinery and equipment                           3-10
           Furniture and fixtures                            3-10
           Leasehold Improvements                               5

Depreciation expense for thethree months ended March 31, 2000 is $ 8,421

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

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE B - INVENTORIES

Inventories consisted of the following:

                                        Mar. 31, 2000           Mar. 31, 1999
                                        -------------           -------------

     Work in Process                     $   16,511              $   90,488
     Finished goods                         249,850                 123,886
                                            -------                --------
                                         $  266,361              $  214,374

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

                                        Mar. 31, 2000           Mar. 31, 1999
                                        -------------           -------------

     Vehicles                            $    20,328             $   20,328
     Equipment                                28,649                 13,101
     Furniture and Fixtures                    2,620                  2,163
     Leasehold Improvements                   45,414                 45,045
                                             -------                -------
                                              97,012                 80,637
     Less accumulated depreciation           (30,788)               ( 9,588)
                                            --------              --------
                                         $    66,223              $  71,049

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:

                                        Mar. 31, 2000           Mar. 31, 1999
                                        -------------           -------------

        Bank note payable $ 629.04
        per month plus
         Interest accrued at 9.75%,
         secured by vehicle.              $        0             $    3,071

        Bank note payable $285.60
        per month plus
         Interest accrued at 9.5%,
         secured by vehicle.                   2,035                  4,774

        Notes payable to individuals,
        corporations,
         And limited liability companies,
         with interest At 10-15%, due at
         renewal cycle, or at payoff Dates
         ranging from 6-18 months, secured
         by Equity securities                 23,000                24,525

        Notes payable to stockholders due
        Mar. 31, 2000 with interest at
        10.5%, unsecured.                    598,727               253,201
                                             -------               -------
                                             623,762               285,571
                                             -------               -------
        Less current portion                (623,762)            (   8,093)
                                             -------              --------
        Long term debt                     $       0             $ 277,478
                                             -------              --------

Maturities of long-term debt are as follows:

                           March 31,2000                        Amount
                           -------------                        ------

                               2000                             623,762

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE E - INCOME TAXES

Operating Loss Carryforwards

The Company has loss carryforwards totaling $144,154 as of the tax year ended December 31, 1999 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:


                                                       Operating
                                                        Losses
                                                       ---------

                                 Year 11               $     849
                                 Year 12                  15,001
                                 Year 13                  43,093
                                 Year 14                  85,211
                                                         -------
                                                       $ 144,154
                                                         -------

NOTE F - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1. Notes payable to related parties as March 31, 2000 and March 31, 1999, consisted of the following:

                                            Mar. 31, 2000       Mar. 31, 1999
                                            -------------       -------------

          Notes payable to Larry & Susan
           Lunan due December 31, 2000
           with interest at 10.5             $   506,072         $   159,367

          Notes payable to Barrick
           Properties, LLC, with interest
           at 10-10.5%, with annual renewal
           options.                               92,655             24,579
                                                 -------            -------

                                             $   598,727        $   183,946
                                                 -------            -------

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

                                 Bad Toys, Inc.
                          Notes to Financial Statements

NOTE G - LEASING ARRANGEMENTS (continued)

The following is a schedule of future minimum rental payments required under the above operating lease (excluding prepaid rent expense) as of March 31, 2000:

                                     Three Months Ending
                                         Mar. 31                   Amount
                                         -------                   ------


                                          2000                      8,100
                                          2001                     10,800
                                          2002                      8,100
                                                                   ------

                                                                  $29,700
                                                                   ------

Rental expense for the three months ended March 31,2000 and the three months ended March 31, 1999 were $5,010 and $ 5,010, respectively.

NOTE H - OPERATING AND CASH FLOW DEFICITS

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $1,039,708, and current payables, including the current portion of long term debt, exceed cash and current receivables by $ 661,758 at March 31, 2000. Management is anticipating completing a merger in the second quarter of 2000. On March 21, 2000, Bad Toys, Inc. signed a letter of intent to sell control of the company to MYCA Group, Inc. (now named Mycom.com, Inc.). The consummation of the transaction is subject to several conditions including the execution of a definitive agreement and the approval of the transaction by the Bad Toys, Inc. stockholders. Upon consummation of the transaction, the Mycom.com principals will be the majority shareholders.

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

        In January of 2000, we were approached by Mycom.com, Inc., a Cincinnati, Ohio "high tech" company, with regard to the management of our company buying the company's motorcycle business and selling to Mycom.com the "shell corporation" produced by this withdrawal of assets from the company. On March 31, 2000, our company and Mycom.com signed the Agreement of Merger.

Results of Operations

        The following table presents certain selected data for each of the two years in the period ended December 31, 1999 and the interim, three-month periods ended March 31, 1999 and March 31, 2000:

                                   Year Ended          Three Months Ended 3-31
                            ----------------------     -----------------------
                                1998        1999           1999        2000
                            ----------  ----------     ----------   ----------
Sales                       $  77,451   $  85,231      $   9,706    $  11,967
Cost of Sales                  80,885     219,913         20,032       37,261
                             ---------   ---------      ---------    ---------
        Gross Margin (Loss)    (3,434)   (134,682)       (10,326)     (25,294)
Operating Expenses            158,371     471,283         55,613       60,667
Other Income and
   Expenses, Net               20,259      40,702          7,422       14,107
                             ---------   ---------      ---------    ---------
        Net (Loss)          $(182,064)  $(646,667)     $ (73,361)   $(100,068)

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

        Interim results. Sales for the first fiscal quarter (Q1) of 2000 increased $2,261 (23 percent) over Q1 of 1999 sales. This nominal increase over Q1 1999 is a direct result of not increasing our retail merchandise to include soft goods such as hats, shirts, clothing, boots, and various other motorcycle accessories. Instead, the company concentrated on inventory of hard parts such as engine components, transmission components, frames, etc. to be used in its motorcycle prototype construction.

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

        Interim results. The cost of sales in Q1 2000 increased $17,229 (86 percent) over Q1 1999, while sales increased only 23 percent. This large increase in the cost of sales is due to an increase in company payroll and other related costs associated with the development of the company's new models. In the second quarter (June) the company will debut its three new models to the public. These development costs account for the increase when compared to the 1999 cost of sales.

Gross Margin

        The company's gross margin (loss) increased $131,248 when compared to 1998 and is attributable to the write-off of work in process inventory and the charging of model development to the current period, as noted above.

        Interim results. Gross margin (loss) increased $14,968 in Q1 2000 over Q1 1999 and is attributable to an increase in development activity and the charging of model development to the current period as noted above.

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

        Interim results. Operating expenses for Q1 2000 increased $20,022 (thirty percent) over Q1 1999. The increase in general and administrative expenses is attributed to increased professional fees and costs related to the proposed merger.

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

        Interim results. The company had a net loss of $100,068 in Q1 2000 as compared with a net loss of $73,361 in Q1 1999. The increase in loss of $26,707 is discussed in the previous sections.

Liquidity and Capital Resources

        We have exhausted our cash resources, which have largely been contributions to the company's capital by management since June 1999. Management has concluded that it is in the best interests of our stockholders to accept the proposal of Mycom.com, Inc. to offer our company's corporate shell to Mycom.com
(1) in exchange for sufficient cash to pay all debt of the company except debt owed to management and (2) to exchange the motorcycle business and its attendant assets for the extinguishment of the company's debt to management - which debt was $506,072 on March 31, 2000. The company's business will become what is the present business of Mycom.com, and the stockholders should have much better prospects for the future.

        Interim results. The company had negative cash flow from operations of $160,902 in Q1 2000 as compared to a negative cash flow from operations of $85,594 in Q1 1999. The two major contributors to the negative cash flow from operations were the operating loss of $100,068 and the increase in inventories of $63,933 to facilitate our expanded model development.


Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27           Financial Data Schedule

(b)     Forms 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 11, 2000                     Bad Toys, Inc.



                                        By/s/Larry N. Lunan
                                          -------------------------------------
                                          Larry N. Lunan, President and
                                          Chief Financial Officer