Form 10QSB
period 2000-06-30
BAD TOYS INC
filed 2000-08-14
CIK 1070510

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

        As of June 30, 2000, there were 8,892,006 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

        Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                       ---   ---

                         PART I - FINANCIAL INFORMATION



Item 1.        Financial Statements

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        June 30,    December 31,
                                                          2000          1999
                                                      (Unaudited)    (Audited)
                                                      -----------   ------------
                                     ASSETS
                                     ------
Cash & Cash Equivalents                               $    1,819            185
Inventory (Note 2)                                       325,408        202,428
Prepaid Expenses                                          13,989         16,982
                                                      -----------      ---------

         Total Current Assets                            341,216        219,595


Property, Plant & Equipment
   Net of Accumulated Depreciation (Note 3)               77,286         66,729
Organization Costs, net of accumulated amortization            -         10,658
Syndication Costs                                        170,000              -
Utility Deposits                                             280            280
                                                      -----------      ---------

         Total Assets                                 $  588,782        297,262
                                                      ===========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts Payable and Accrued Liabilities              $  116,949         76,661
Current Portion of Long Term Debt                         23,469         26,245
Current Portion of Long Term Debt-Shareholders           737,730        438,726
                                                      -----------      ---------

         Total Current Liabilities                       878,148        541,632

Notes Payable-Long Term                                        -              -
                                                      -----------      ---------

         Total Liabilities                               878,148        541,632

SHAREHOLDERS' EQUITY:
Common Stock, par value $.01; 10,000,000 shares           87,320         78,270
  Authorized, 8,732,006 & 7,827,006
  Shares issued and outstanding, respectively
Additional Paid in Capital                               935,750        616,700
Deficit Accumulated During the Development Stage      (1,312,436)      (939,340)
                                                      -----------      ---------

         Total Liabilities and Shareholders' Equity   $  588,782        297,262
                                                      ===========      =========

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         INCOME STATEMENTS -(Unaudited)

                                   The Three Months Ended   The Six Months Ended
                                   June 30,      June 30,   June 30,    June 30,
                                     2000          1999       2000        1999
                                   --------      --------   --------    --------

   Sales                           $    19,473     14,545   $ 31,440     24,251
   Cost of Sales                        33,139     23,832     70,400     43,864
                                    ----------    -------    -------    -------

   Gross Profit                        (13,666)    (9,287)   (38,960)   (19,613)

   General & Administrative
     Expenses                          230,930    179,356    291,897    234,969
                                    ----------    -------    -------    -------
   Income (Loss) from Operations
     Before Expense                   (244,596)  (188,643)  (330,857)  (254,582)
   Interest Expense                     28,132      8,719     42,239     16,141
                                    ----------    -------    -------    -------

   Net Loss                        $  (272,728)   197,362)  (373,096)  (270,723)
                                    ==========    =======    =======    =======

   Net Earnings (Loss) per Share   $ (0.032275) (0.035235) (0.045224) (0.048568)
   Weighted Average Shares           8,450,000  5,601,350  8,250,000  5,574,100


             See Accompanying Notes and Accountants' Review Report.

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY
                      STATEMENTS OF CASH FLOWS-(Unaudited)

                                                  June 30, 2000   June 30, 1999
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash Received from Customers                   $     31,440           22,207
   Cash Paid to Suppliers and Employees               (157,295)        (119,091)
   Other Operating Disbursements                      (142,784)         (27,709)
                                                    ----------       ----------
Net Cash Used by Operating Activities                 (268,639)        (124,593)
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Payments for the Purchase of Equipment         (19,152)          (7,616)
                                                    ----------       ----------
   Net Cash Used for Investing Activities              (19,152)          (7,616)
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt Reduction:
     Long-Term                                               -           (3,819)
     Short-Term                                         (2,951)          (1,987)
   Proceeds from Additional Paid In Capital                  -           29,850
   Proceeds from Shareholder Debt                      292,376          112,572
   Proceeds from Issuance of Common Stock                    -              150
                                                    ----------       ----------

Net Cash Provided by Financing Activities              289,425          136,766
                                                    ----------       ----------

Increase in Cash and Cash Equivalents                    1,634            4,557

Cash and Cash Equivalents, Beginning of Year               185            1,757
                                                    ----------       ----------

Cash and Cash Equivalents, End of Period          $      1,819            6,314
                                                    ==========       ==========

SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest          $      3,236           16,141
                                                    ==========       ==========

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

  Net Income/(Loss)                               $   (370,382)        (270,723)
                                                    ----------       ----------

Adjustment to Reconcile Net Income (Loss) to
  Net Cash

  Provided by Operating Activities:
      Depreciation and Amortization                     19,257           11,516
      Issuance of Stock for Services                   328,100          161,200
      (Increase) Decrease in Other Assets             (170,000)           8,904
      (Increase) Decrease in Accounts Receivable             -             (947)
      (Increase) Decrease in Prepaid Expense             2,993            1,060
      (Increase) Decrease in Inventories              (122,980)         (78,500)
      Increase (Decrease) in Accounts Payable            3,061           15,081
      Increase (Decrease) in Accrued Liabilities        36,575           24,514
      Increase (Decrease) in Interest Payable            4,737            3,302
                                                    ----------       ----------
   Total Adjustments                                  (101,743)        (146,130)
                                                    ----------       ----------
Net Cash Used By Operating Activities             $   (268,639)        (124,593)
                                                    ==========       ==========

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION:
------------------------------

The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. The accounting policies followed conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 2000 and the results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.

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

Depreciation expense for the six months ended June 30, 2000 is $8,599.

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

NOTE 2.  INVENTORIES:
--------------------

Inventories consisted of the following:

                                       June 30, 2000           December 31, 1999
                                       -------------           -----------------
             Work in Process           $     21,831                    13,731
             Finished Goods                 303,577                   188,697
                                        -----------                ----------
                                       $    325,408                   202,428
                                        ===========                ==========

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  INVENTORIES (CONTINUED):
--------------------------------

Inventories are stated at the lower of standard cost (which approximates average cost) or market. The Company's current inventory levels are an accumulation of motorcycle parts surrounding the production models. Inventory obsolescence and pilferage is adjusted to cost of sales in the period incurred. Work in process consists of partially manufactured motorcycle models. Finished goods consist of completed motorcycle models and saleable motorcycle parts, suitable for a variety of Harley-Davidson type motorcycles. Parts included in finished goods are either directly saleable to the public or used in the manufacturing of the Company's production units.

NOTE 3.  PROPERTY AND EQUIPMENT:
-------------------------------

Property and equipment are summarized by major classifications as follows:

                                        June 30, 2000          December 31, 1999
                                        -------------          -----------------

      Vehicles                          $     20,328             $       20,328
      Equipment                               37,370                     24,856
      Furniture and Fixtures                   7,509                      2,620
      Leasehold Improvements                  47,166                     45,414
                                         -----------                -----------
                                             112,373                     93,218
      Less accumulated depreciation          (35,087)                   (26,489)
                                         -----------                 ----------
                                        $     77,286             $       66,729
                                         ===========                 ==========

NOTE 4.  SYNDICATION COSTS:
--------------------------

During the second quarter of 2000, the Company paid $170,000 in a refundable syndication cost, related to the intent to sell control of the Company. (Note 8)

NOTE 5.  LONG-TERM DEBT:

Loans at December 31 are summarized as follows:

                                                         June 30,   December 31,
                                                           2000         1999
                                                         --------   ------------
    Bank note payable $629.04 per month plus
      Interest accrued at 9.75%, secured by vehicle$     $     0    $       310

    Bank note payable $285.60 per month plus
      Interest accrued at 9.50% secured by vehicle           294          2,935

    Notes payable to individuals, corporations,
      And limited liability companies, with interest
      at 10-15% due at renewal cycle, or at payoff.
      Dates ranging from 6-18 months, secured by
      Equity securities.                                  23,175         23,000
                                                          ------         ------
                                                         $23,469         26,245

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                                                    June 30,        December 31,
                                                      2000              1999
                                                  ------------      ------------
NOTE 5.  LONG-TERM DEBT (CONTINUED):
-----------------------------------
    Notes payable to stockholders due
      December 31, 2000 With interest
      at 10.5% unsecured.                             737,730           438,726
                                                     ---------         ---------
                                                      761,199           464,971
    Less current portion                             (761,199)         (464,971)
                                                     ---------         ---------
    Long term debt                                   $      0                 0
                                                     =========         =========

NOTE 6.  RELATED PARTY TRANSACTIONS:
-----------------------------------

The following transactions occurred between the Company and affiliated entities:

1. Notes payable to related parties as June 30, 2000 and December 31, 1999, consisted of the following:

                                                    June 30,        December 31,
                                                      2000              1999
                                                   -----------      ------------
Note payable to Larry & Susan Lunan due
  December 31, 2000 with interest at 10.5%          $ 645,075         $ 346,071

Notes payable to Barrick Properties, LLC, with
  interest at 10-10.5% with annual renewal options.    92,655            92,655
                                                    ----------        ----------
                                                    $ 737,730         $ 438,726
                                                    ==========        ==========

2. The Company leases its facilities from a minority stockholder as described in
   Note 7 below.

3. In addition, a lawsuit was brought against Bad Toys, Inc. by Barrick Properties for payment of the outstanding notes. The notes could have been converted to stock while they were current, but they are all considered to be delinquent at this time. Barrick's is in possession of one motorcycle until such time as the notes are paid. The lawsuit was dismissed with prejudice in August and these notes are paid at the time of this report.


NOTE 7.  LEASING ARRANGEMENTS:
-----------------------------

The Company conducts its operations from facilities that are leased under a five-year non-cancelable operating lease expiring in September 2002. There is no option to renew the lease. The lessor of the facility is a stockholder of the Company. Lessor has received shares of stock as prepaid rent for the term of the lease. Monthly rent is $1,420, which includes monthly prepaid rent expensed of $520.

                                 BAD TOYS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.  LEASING ARRANGEMENTS (CONTINUED):
-----------------------------------------

The following is a schedule of future minimum rental payments required under the above operating lease (excluding prepaid rent expense) as of June 30, 2000:

                            Year Ending
                            December 31        Amount
                            -----------        ------
                                2000         $   5,400
                                2001            10,800
                                2002             8,100
                                              --------
                                             $  24,300

Rental expense for the six months ended June 30, 2000 and the twelve months ended December 31, 1999 was $10,020 and $20,040, respectively.


NOTE 8.  INTENT TO SELL:
-----------------------

On March 31, 2000, Bad Toys, Inc. entered into an agreement of merger with MYCA Group, Inc. The consummation of the transaction is subject to several conditions, including the approval of the transaction by the Bad Toys, Inc. stockholders. Upon consummation of the transaction, the MYCA Group principals will be the majority shareholders.


NOTE 9.  OPERATING AND CASH FLOW DEFICITS:
-----------------------------------------

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $1,312,436, and current payables, including the current portion of long term debt, exceeds cash and current receivables by $536,932 at June 30, 2000.
Management is anticipating the sell to MYCA will be completed in the near future. While the proposed sell would improve the Company's financial position, there can be no assurance that the Company will be successful in accomplishing its objective.

NOTE 10.  SUBSEQUENT EVENTS:
---------------------------

On June 12, 2000 the shareholders of Bad Toys unanimously approved the merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

        Results of Operations  -  Second  Quarter  of  2000  Compared to  Second
        ------------------------------------------------------------------------
Quarter of 1999
---------------

        Bad Toys' sales increased from $14,545 in Q2 1999 to $19,473 in Q2 2000. All sales represented parts and services. We have not yet sold our first custom-made motorcycle.

        The cost of sales in Q2 2000 exceeded sales by $13,666, as compared to a gross loss of $9,287 in Q2 1999. The increase is due to an increase in company payroll and other related costs associated with the development of the company's new models.

        The significant operational item was general and administrative expenses
- $179,356 in Q2 1999 but increasing to $230,930 in Q2 2000. This produced a net loss from operations, before interest expense of $28,132, of $244,596 in Q2 2000, or $0.032 a share, as compared to a net loss of $188,643, before interest expense of $8,719 in Q2 1999, or $0.035 a share.

        The reason for the increase in general and administrative expenses in Q2 2000 was increased professional fees and costs related to our proposed merger with Mycom.com, Inc. of Cincinnati, Ohio.

        We financed this loss by sales of common stock for services and loans from shareholders.

        Results of Operations  -  First Half  of 2000 Compared  to First Half of
        ------------------------------------------------------------------------
1999
----
        It is evident that we are still in the development stage. From sales of $24,251 during the first half of 1999, we were able to manage sales of only $31,440 during the first half of 2000.

        General and administrative expenses increased from $234,969 during the first half of 1999 to $291,897 during the first half of 2000 - an increase of 24 percent. These increased expenses reflect the costs of pursuing the proposed merger with Mycom.com, Inc., which has not yet been consummated.

        Plans for the Rest of 2000; Liquidity; Sources of Liquidity
        -----------------------------------------------------------

        We have exhausted our cash resources, which have largely been contributions to the company's capital by management since June 1999. Management has concluded that it is in the best interests of our stockholders to effectuate the merger with Mycom.com, Inc. and thereby offer our company's corporate shell to Mycom.com (1) in exchange for sufficient cash to pay all debt of the company except debt owed to management and (2) to exchange the motorcycle business and its attendant assets for the extinguishment of the company's debt to management. The company's business will become what is the present business of Mycom.com, and the stockholders should have much better prospects for the future.

        Going Concern Issue
        -------------------

        The independent auditor has identified a substantial doubt about our ability to continue as a going concern. Our solution is the merger with Mycom.com, Inc., which merger has been approved by our shareholders but awaits the completion of certain conditions required before the merger can be consummated. If the merger should not be consummated, Bad Toys, Inc. would continue to sustain losses until sufficient capital could be raised to mount an aggressive advertising campaign and until Bad Toys could open a second facility in a major metropolitan area. There is no certainty that Bad Toys, Inc. can attract the necessary capital to continue operations.



Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 27     Financial Data Schedule

(b)     Forms 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August 14, 2000                           Bad Toys, Inc.



                                                 By/s/Larry N. Lunan
                                                   -----------------------------
                                                   Larry N. Lunan, President and
                                                   Chief Financial Officer