Form 10QSB
period 2000-09-30
MYCOM GROUP INC /NV/
filed 2000-11-14
CIK 1070510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ________________ to _______________

                         Commission file number: 0-29836

                               MYCOM GROUP, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                           NEVADA                                             33-0677545
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

                     602 MAIN STREET, CINCINNATI, OHIO 45202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (513) 352-5560
                           ---------------------------
                           (Issuer's telephone number)

           BAD TOYS, INC., 2344 WOODRIDGE AVENUE, KINGSPORT, TN 37664
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 9, 2000, THE ISSUER HAD 48,392,006 SHARES OF COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [X]

                                      INDEX



PART I - FINANCIAL INFORMATION                                          PAGE
                                                                        ----

ITEM 1. - FINANCIAL STATEMENTS                                           F-1
          MYCOM GROUP, INC. AND SUBSIDIARY
          FINANCIAL STATEMENTS
          SEPTEMBER 30, 2000 AND 1999

         CONSOLIDATED BALANCE SHEETS                                     F-2

         CONSOLIDATED STATEMENTS OF OPERATIONS                           F-3

         CONSOLIDATED STATEMENTS OF CASH FLOWS                           F-4

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-5 - F-6
         SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                          2 - 5

PART II - OTHER INFORMATION                                                6


SIGNATURES                                                                 9

                         PART I - FINANCIAL INFORMATION








                        MYCOM GROUP, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

                        MYCOM GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                               -----------------       ------------------
                                                                               December 31, 1999       September 30, 2000
                                                                               -----------------       ------------------
                                                                                                          (unaudited)
ASSETS

Cash                                                                                  $    9,528               $  436,253
Accounts receivable, net of allowance for doubtful accounts of                           812,445                2,596,069
    $68,691 at December 31, 1999 and $68,885 at September 30, 2000
Prepaid expenses                                                                           7,880                   15,484
                                                                                      ----------               ----------
                                                  Total current assets                   829,853                3,047,806
Property and equipment, net of
    accumulated depreciation of $141,590
    at December 31, 1999, and $182,942
    at September 30, 2000                                                                190,947                  209,284
Other assets                                                                               9,037                    8,239
                                                                                      ----------               ----------

                                                          TOTAL ASSETS                $1,029,837               $3,265,329
                                                                                      ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Current Liabilities
          Accounts payable and accrued expenses                                       $  279,230               $2,571,062
          Deferred income taxes                                                          180,794                   18,387
          Current maturities of note payable                                              69,457                  474,565
          Current maturities of obligations under capital leases                          28,265                   38,371
                                                                                      ----------               ----------
                                             Total current liabilities                   557,746                3,102,385
          Note payable, net of current maturities                                        171,393                  108,652
          Obligations under capital leases, net of current maturities                     19,414                   41,286
          Deferred income taxes                                                           11,450                    9,075
                                                                                      ----------               ----------
                                                     TOTAL LIABILITIES                   760,003                3,261,398

          Commitments and contingencies (notes 1, 2, 3, 4, 5, 6, 7, 10)
     Stockholders' Equity:
       Preferred stock, $.01 par value, 10,000,000 shares
             authorized, none issued and outstanding                                          --                       --

       Common stock, $.01 par value, 90,000,000 shares
             authorized, 39,500,000 issued and outstanding at
             December 31, 1999 and 47,392,006 at September 30, 2000                          100                      100
       Treasury stock, 500,000 shares at no cost                                              --                       --

       Retained earnings                                                                 269,734                    3,831
                                                                                      ----------               ----------

TOTAL STOCKHOLDERS' EQUITY                                                               269,834                    3,931
                                                                                      ----------               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $1,029,837               $3,265,329
                                                                                      ==========               ==========


The accompanying notes are an integral part of the financial statements.

                  MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended                         Nine Months Ended
                                                             September 30                              September 30
                                                  ---------------------------------         ---------------------------------
                                                      1999                 2000                 1999                 2000
                                                  ------------         ------------         ------------         ------------
                                                   (unaudited)          (unaudited)          (unaudited)          (unaudited)

Professional service revenue                      $  1,369,593         $  3,491,478         $  4,110,839         $  7,356,883
                                                  ------------         ------------         ------------         ------------

Professional service costs and general and
administrative expenses:
   Labor and benefits                                  936,114            1,116,038            2,050,592            2,841,856
   Rebilled expenses                                   290,178            2,501,425            1,257,660            4,225,730
   Depreciation                                         18,012               16,898               51,012               49,983
   Rent                                                 50,376               50,546              144,007              155,318
   Bad Debts                                            12,525               12,387               50,102               12,387
   Other                                               142,137               72,809              449,835              445,358
                                                  ------------         ------------         ------------         ------------
                    Total                            1,449,342            3,770,103            4,003,208            7,730,632
                                                  ------------         ------------         ------------         ------------
   Income (loss) from operations                       (79,749)            (278,625)             107,630             (373,749)
                                                  ------------         ------------         ------------         ------------

Other income (expense):
   Interest expense                                     (9,831)             (23,803)             (33,248)             (47,211)

                                                  ------------         ------------         ------------         ------------
                                                        (9,831)             (23,803)             (33,248)             (47,211)
                                                  ------------         ------------         ------------         ------------
Income (loss) from continuing operations,
        before provision for income taxes              (89,580)            (302,428)              74,382             (420,960)
                                                  ------------         ------------         ------------         ------------

Provision for income taxes on income
        (loss) from continuing operations:
                                                  ------------         ------------         ------------         ------------
   Deferred (expense) credit                             7,981              120,971               (9,796)             155,057
                                                  ------------         ------------         ------------         ------------

Net income (loss) from continuing
        operations                                     (81,599)            (181,457)              64,586             (265,903)

Income (loss) from discontinued
        operations, net of income taxes                 46,720                                   (25,921)
                                                  ------------         ------------         ------------         ------------
              Net income (loss)                   $    (34,879)        $   (181,457)        $     38,665         $   (265,903)
                                                  ============         ============         ============         ============

Per share information:
   Net income (loss) per share from
         continuing operations                            $nil                 $nil                 $nil         $        0.1
   Net income (loss) per share from
         discontinued operations                           nil                  nil                  nil                  nil
                                                  ------------         ------------         ------------         ------------

Net income (loss) per share                               $nil                 $nil                 $nil         $        0.1
                                                  ============         ============         ============         ============
Weighted average common share,
        Outstanding                                 39,500,000           47,892,006           39,500,000           47,892,006
                                                  ============         ============         ============         ============


The accompanying notes are an integral part of the financial statements.

                  MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended  September 30
                                                                         1999                       2000
                                                                     (unaudited)                (unaudited)

Net income (loss)                                                    $    38,665                $  (265,902)
                                                                     -----------                -----------

Adjustments to reconcile net income (loss) to net
cash used in operating activities:
   Depreciation                                                           51,012                     49,983
   Loss on disposal of property and equipment
   Deferred income tax                                                    (7,483)                  (162,407)
   Decrease (increase) in:
          Accounts receivable                                           (399,809)                (1,783,624)
          Advances and prepaid expenses                                    1,150                     (7,604)
          Deposits                                                            --                        798
   Increase (decrease) in:
          Accounts payable and accrued expenses                           61,859                  2,291,832
                                                                     -----------                -----------
            Net cash (used in) operating activities                     (254,606)                   123,076
                                                                     -----------                -----------


Cash flows from investing activities:
   Purchases of property and equipment and other                         (28,231)                   (10,029)
                                                                     -----------                -----------

            Net cash (used in) investing activities                      (28,231)                   (10,029)
                                                                     -----------                -----------

Cash flows from financing activities:
   Leases                                                                  5,999                     22,629
   Capital advances on long-term financing                               308,248                    353,965
   Payments on long-term financing                                       (56,160)                   (62,916)
   Payments on line of credit
                                                                     -----------                -----------

             Net cash provided by financing activities                   258,087                    313,678
                                                                     -----------                -----------

             Net increase (decrease) in cash                             (24,750)                   426,725

Cash and cash equivalents:
   Beginning of year                                                      28,365                      9,528
                                                                     -----------                -----------

   End of Period                                                     $     3,615                $   436,253
                                                                     ===========                ===========

Supplemental cash flow information:
   Cash paid for interest                                            $    33,248                $    47,211
                                                                     ===========                ===========

   Cash paid for income taxes                                        $        --                $        --
                                                                     ===========                ===========

    The accompanying notes are an integral part of the financial statements.

                        MYCOM GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999



1)       Unaudited Statements

                  The Balance Sheet as of September 30, 2000, the Statements of Operations for the three month and nine month periods ended September 30, 2000, and 1999, and the Statement of Cash Flows for the nine month periods ended September 30, 2000, and 1999, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2000, and for all periods presented, have been made.

                  These statements should be read in conjunction with the company's audit for the year ended December 31, 1999, as filed on Form 8K dated August 23, 2000, and included herein for reference, with the Securities and Exchange Commission.

2)       Calculation of Earnings (loss) Per Share

                  The earnings (loss) per share is calculated by estimating the Net Income (loss) to common shareholders by the weighted average number of common shares outstanding.

3)       Principles of Consolidation

                   Mycom formed Mycom Enterprises on July 28, 2000, for the purpose of distributing a 51% interest in its advertising business to certain stockholders of Mycom. Mycom retained a 49% interest in Mycom Enterprises. Since the 51% shareholders of Mycom Enterprises are significant shareholders, officers and directors of Mycom, Mycom has significant influence over the operations of Mycom Enterprises and in substance controls Mycom Enterprises. Therefore, the accounts of Mycom Enterprises are included in the consolidated financial statements and a provision for the 51% ownership has been eliminated from the consolidated net income. Stockholders' equity is after the deduction of the 51% interest.

4)       Disposal of a Segment of Business

                  Effective January 1, 2000, the company disposed of its Lottery Machine Service business and two other businesses in development stage. The Lottery Machine Service contract and conceptual rights were distributed to the existing stockholders of Mycom. No value was assigned to the contractual or conceptual rights distributed, as the contract was for a Minority Business Enterprise only and cannot be maintained by a public entity.

                        MYCOM GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000 AND 1999 AND DECEMBER 31, 1999


5)     Line of Credit and Note Payable

         The Company has available $400,000 under a revolving credit agreement that expires December 30, 2000. At December 31, 1999, the Company had no amount outstanding on the line of credit. At September 30, 2000, the Company had $400,000 outstanding under the line of credit. The line of credit bears interest at the bank's prime rate plus 2%. The line of credit is collateralized by substantially all assets of the Company, as well as the personal guarantees of four stockholders.


        Note payable consisted of the                  December 31, 1999         September 30, 2000
        following:                                                                   (unaudited)

        Line of credit                                   $      --                    $ 400,000

        Note payable to bank collateralized by
        substantially all assets of the company,
        payable in monthly installments of
        $7,447 including interest at the bank's
        prime rate plus 1%, final payment due
        January 21, 2003.                                  240,850                      183,217
                                                          --------                    ---------
                                                           240,850                      583,217
        Less amounts due within one year                    69,457                      474,565
                                                          --------                    ---------

                                                         $ 171,393                    $ 108,652
                                                          --------                    ---------


        Maturities of the note payable as of December 31, are as follows:

                           2000                     $ 69,457
                           2001                       76,350
                           2002                       83,928
                           2003                       11,115
                                                    --------
                                                    $240,850
                                                    ========


        Maturities of the notes payable as of September 30, 2000, are as follows:
                           2000                     $ 411,824
                           2001                        76,350
                           2002                        83,928
                           2003                        11,115
                                                    ---------
                                                    $ 583,217
                                                    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be used in conjunction with the company's financial statements, including the footnotes for the fiscal period ended December 31, 1999:

Description of Business

Mycom Group, Inc. ("Mycom") is principally an e-business enterprise communications and information management company providing such services as technology consulting, applications development, multimedia design and marketing, web design and training for businesses headquartered in the United States. The Company changed its name from Myca Group, Inc. to Mycom.com, Inc. on March 28, 2000, and then changed its name to Mycom Group, Inc. on August 1, 2000. The Company's principal office is located in Cincinnati, Ohio.

Effective August 23, 2000, a business combination of Mycom Group, Inc. (MGI), an Ohio corporation, and Bad Toys, Inc., a Nevada corporation, was completed. Prior to the business combination, Bad Toys, Inc. spun off all of its assets, liabilities and business thereby making Bad Toys, Inc. an inactive publicly traded company. Bad Toys, Inc. issued 39,500,000 shares of its common stock to the shareholders of MGI in exchange for 100% ownership of MGI. MGI was then merged into Bad Toys, Inc. with Bad Toys, Inc. being the survivor corporation. Bad Toys, Inc. then changed its name to Mycom Group, Inc. and retained its Nevada charter. Immediately prior to the business combination, Bad Toys, Inc. had approximately 8,892,006 shares of common stock outstanding. Certain Bad Toys, Inc. shareholders agreed to return to the treasury 500,000 shares of Bad Toys, Inc. stock. The Company has cancelled these shares. Since the former shareholders of MGI own approximately 82% of Mycom after the business combination, the transaction has been accounted for as a reverse acquisition.

Effective January 1, 2000, the Company disposed of its Lottery Machine Service business and two other businesses in development stage. The Lottery Machine Service contract and conceptual rights were distributed to the existing stockholders of Mycom. No value was assigned to the contractual or conceptual rights distributed, as the contract was for a Minority Business Enterprise only and cannot be maintained by a public entity.



                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Result of Operations

Revenue increased $2,121,885 or 155% from $1,369,593 in 1999 to $3,491,478 in
2000. This increase is the result of a contract between Mycom Enterprises (see footnote 3 of the financial statements) and the Ohio Lottery of $2,334,511 and a decrease in core business of $212,626. This decrease occurred because projects ended and management re-deployed personnel into e-commerce consulting activities.

Operating expenses increased $2,320,761 or 160% from $1,449,342 in 1999 to $3,770,103 in 2000. Of the increase, $2,257,202 or 97% is the result of rebilled expenses for the Ohio Lottery Contract, leaving an increase of $63,559.

This increase is comprised of the following elements:

         Labor and benefits increased $179,924 or 19% from $936,114 in 1999 to $1,116,038 in 2000. This increase is a result of addition of staff for the purpose of product development, new business development, and addition of new technology resources applicable to current projects.

         Rebilled expenses, other than Ohio Lottery, decreased $45,955 or 19% from $290,178 in 1999 to $244,233 in 2000 ($2,501,425 less Ohio Lottery of $2,257,202). This reflects the decrease in core business revenues of $212,626.

         Other expenses decreased by $69,328 or 49% from $142,132 in 1999 to $72,809 in 2000. This decrease resulted from cost management policies.

         As a result of the foregoing, net operating income (before interest charges and taxes) decreased $198,876 from a loss of $79,749 in 1999 to a loss of $278,625 in 2000.

         Interest expenses increased $13,972 or 142% from $9,831 in 1999 to $23,803 in 2000 as a result of increased short term borrowings

         Combining the loss from operations with other expenses/income resulted in a decrease in net income before taxes of $212,848, from a loss of $89,580 for the period in 1999 to a loss of $302,428 for the period in 2000.

         Net loss from continuing operations to common shareholders after taxes remained nil in both periods.


                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Result of Operations

Revenues increased $3,246,044 or 79% from $4,110,839 in 1999 to $7,356,883 in
2000. This increase is in part attributable to the addition of the Ohio Lottery contract which generated additional revenues of $3,791,150 from 1999 to 2000. The remaining decrease in core-business revenues of $545,106, (increase of $2,152,220 less Ohio Lottery revenues of $3,791,150) resulted from Y2K related delays by major clients.

Operating Expenses increased $3,727,424 or 93% from $4,003,208 in 1999 to $7,730,632 in 2000. Of this increase, rebilled expenses increased $2,968,070 or 236% from $1,257,660 in 1999 to $4,225,730 in 2000. This increase is due primarily to placed media sold pursuant to the Ohio Lottery contract, amounting to $3,591,755, and a decrease in core business rebilled of $623,684 attributable to Y2K-related delays by major clients.

In addition, labor and benefits increased $790,264 or 39% from $2,051,592 in 1999 to $2,841,856 in 2000. This increase is due to two factors. First is the addition of approximately $230,000 in labor and benefits associated with advertising projects, and second is the addition of approximately $562,000 in staff dedicated to product development, business expansion, and addition of new technology resources applicable to current projects.

Rent increased $11,311 or 8% from $144,007 in 1999 to $155,318 in 2000. This reflects a nominal increase in cost per square foot.

Bad debts decreased by $37,715 or 304% from $50,102 in 1999 to $12,387 in 2000.
This decrease resulted from more stringent billing and collection procedures.

The cumulative effect (before interest and other income and taxes) of the above is a loss from operations of $373,749, a decrease of $438,179 from income of $107,630 in 1999 to a loss from operations of $373,749 in 2000.

Interest expense increased $13,963 or 42% from $33,248 in 1999 to $47,211 in 2000. This resulted from increased short term borrowings at 2% over bank prime (see footnote 5 of the financial statements).

Deferred taxes were reduced by $155,057 as a result of the operating loss. The loss from operations of $373,749 and interest expenses of $47,211 produced a net loss of $265,903, a decrease of $304,567 from net income in 1999 of $38,665 to net loss in 2000 of $265,903.

Liquidity and Capital Resources

The company incurred a working capital deficit during the quarter ended September 30, 2000. The company had a working capital surplus of $272,107, and a working capital deficit of $54,579 at September 30, 2000. The change of $326,686 is a result of using short term bank financing to fund the current loss of $420,959 before taxes. This bank financing consists of: 1) a $400,000 line of credit secured by corporate assets and certain shareholders' personal guarantees and bearing interest at the bank's prime rate plus 2% and is renewable December 30, 2000, and 2) a bank loan of original principal at January 21, 1999 of $300,000 maturing on January 21, 2003, with interest at 1% over bank prime and monthly payments of $7,447 including principal and interest, (see footnote 5 of the financial statements.)

During the quarter ended September 30, 2000, the company placed $6,000,000 in equity funding with Tricorp. Tricorp defaulted on its obligations and the company cancelled the shares issued pursuant to the agreement.

The company believes it has an adequate capital to fund anticipated operations for fiscal 2000. However, repayment of the line of credit will be required either through refinancing or equity funding. There can be no assurance that any additional capital can be satisfactorily obtained if and when required or that renewal of bank credit can be obtained.

Reviewing the change in financial position over the nine months, current assets comprised of cash accounts receivable and prepaid expenses increased $2,217,953 or 267% from $829,853 at December 31, 1999 to $3,047,806 at September 30, 2000.
Of these amounts, cash and cash equivalents increased $426,725 from $9,528 at December 31, 1999, to $436,253 at September 30, 2000.

Accounts receivable increased $1,783,624 from $812,445 at December 31, 1999 to $2,596,065, due primarily to the addition of the Ohio Lottery Contract, whose balance at September 30, 2000 was approximately $1,819,680. Prepaid expenses increased $7,604 from $7,880 at December 31, 1999 to $15,484 at September 30, 2000.

Current liabilities increased $2,544,639 or 456% from $557,746 at December 31, 1999 to $3,102,385 at September 30, 2000. Accounts payable increased $2,291,832 or 820% from $279,230 at December 31, 1999, to $2,571,062 at September 30, 2000.
Of this increase, placed media for the Ohio Lottery amounts to approximately $2,159,599 at September 30, 2000. Deferred income taxes decreased $162,407, from $180,794 at December 31, 1999 to $18,387 at September 30, 2000, a decrease of 883% resulting from the tax effect of current period losses. Current maturities of notes payable increased $405,108 or 583% from $69,457 at December 31, 1999 to $474,565 at September 30, 2000, as a result of the addition of the line of credit (see footnote 5 of the Financial Statements), the balance of which was $400,000 at September 30, 2000. Current maturities of obligations under capital leases increased $10,106 or 36% from $28,265 at December 31, 1999, to $38,371 at September 30, 2000. This reflects a replacement of fully depreciated assets, principally computers, through capital leases. The company has no commitment for capital expenditures through December 31, 2000.

Stockholders' equity decreased $265,903 as a result of the net loss for the nine months ended September 30, 2000.

Factors That May Affect Future Operating Results.

In addition to the other information contained in this report, prospective investors should carefully consider the following factors in evaluating the company and its business:

         RECENT LOSSES. The company has incurred operating losses since fiscal 1999. In addition, the company incurred a $265,908 loss for the nine months ended September 30, 2000. There is no assurance that the company will return to profitability in any subsequent period.

         NEED FOR ADDITIONAL CAPITAL. The company had a working capital deficit of $54,579 at September 30, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". While the company believes that it has sufficient capital to fund anticipated operations for the balance of fiscal year 2000, it will need to either generate additional capital or negotiate renewal of the $400,000 line of credit (see footnote 5 of the financial statements). Additional capital may be sought through private placement equity offerings. Such additional equity financing may result in additional dilution to investors. In any case, there can be no assurance that additional capital can be satisfactorily obtained if and when required or that renewal of bank credit can be obtained.

         CONCENTRATION OF CUSTOMERS. Two customers accounted for approximately 88% of revenues for the nine months ended September 30, 2000. Revenues from one of those customers amounting to approximately 52% of nine-month revenues, is subject to an annual contract renewable June 30, 2001.

         Revenues from the other customer is by project and encompasses multiple projects with various start and end dates with no contractual periods.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES

A. On August 23, 2000, the Company filed a current report on Form 8-K to report that a change in control of Bad Toys, Inc. ("Bad Toys") occurred in connection with the consummation of the Plan and Agreement of Merger dated March 31, 2000 between Bad Toys and Mycom Group, Inc., formerly Myca Group, Inc. (the "Agreement"). Pursuant to the Agreement, Mycom Group, Inc. ("Mycom") was merged into Bad Toys with Bad Toys as the surviving company. On August 23, 2000, the effective date, each issued and outstanding share of Mycom was converted automatically to the right to receive 395,000 shares of Bad Toys common stock, and as a result of the merger, Bad Toys issued a total of 39,500,000 shares of its common stock to the former holders of record of Mycom on August 23, 2000. The 39,500,000 shares of Bad Toys common stock issued to the former shareholders of Mycom represented, immediately after their issuance, 81.6% of the total issued and outstanding shares of Bad Toys common stock following the merger. The transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

B. On August 14, 2000, the Company entered into a Purchase Agreement by and among Mycom Group, Inc., Bad Toys, Inc. and Tricorp Financial, Inc., pursuant to which Tricorp was issued 6,000,000 shares of common stock. The agreement was subsequently terminated in October 2000, and the shares were returned and cancelled in November 2000. The transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.


ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

                  2.0 Plan and Agreement of Merger between Bad Toys, Inc. and Myca Group, Inc. (Incorporated by reference to Exhibit No. 2 to Form 10-KSB for the year ended December 31, 1999 dated April 12, 2000 and filed April 13, 2000.)

                  2.1 Closing Agreement dated August 23, 2000 to the Plan and Agreement of Merger by and between Bad Toys, Inc. and Mycom Group, Inc. (formerly Myca Group, Inc.) dated March 31, 2000 (Incorporated by reference to Exhibit No. 2 of the current report on Form 8-K filed September 8, 2000.)

                  3.1 Bylaws (Incorporated by reference to Exhibit No. 3.1 of Form 10-SB, Commission File No. 0-29836, dated February 22, 1999 and filed February 24, 1999.)

                  3.2 Articles of Incorporation, as amended and currently in effect, of Mycom Group, Inc. (Incorporated by reference to Exhibit No. 3 of the current report on Form 8-K dated August 23, 2000 and filed September 8, 2000.)

                  10.2 Purchase Agreement by and among Mycom Group, Inc., Bad Toys, Inc. and Tricorp Financial, Inc., dated August 14, 2000 (Incorporated by reference to Exhibit No. 10 of the current report on Form 8-K dated August 23, 2000 and filed September 8, 2000.)

                  27       Financial Data Schedule. (Filed herewith.)


(b)      Reports on Form 8-K

    1. On September 8, 2000, the Company filed a current report on Form 8-K dated August 23, 2000, to report that a change in control of Bad Toys, Inc. ("Bad Toys") occurred in connection with the consummation of the Plan and Agreement of Merger dated March 31, 2000 between Bad Toys and Mycom Group, Inc., formerly Myca Group, Inc. (the "Agreement"). Pursuant to the Agreement, Mycom Group, Inc. ("Mycom") was merged into Bad Toys with Bad Toys as the surviving company. On August 23, 2000, the effective date, each issued and outstanding share of Mycom was converted automatically to the right to receive 395,000 shares of Bad Toys common stock, and as a result of the merger, Bad Toys issued a total of 39,500,000 shares of its common stock to the former holders of record of Mycom on August 23, 2000. The 39,500,000 shares of Bad Toys common stock issued to the former shareholders of Mycom represented, immediately after their issuance, 81.6% of the total issued and outstanding shares of Bad Toys common stock following the merger.

         Upon the effective date of the merger three officers and directors of Bad Toys resigned and a new slate of officers and directors were elected. In addition, Bad Toys changed its name to Mycom Group, Inc.

    2. On September 20, 2000, the Company filed a current report on Form 8-K to report the resignation of Blackburn, Childers & Steagall, PLC who were the independent accountants for Bad Toys prior to the merger. On September 20, 2000, Schumacher & Associates, Inc., the accountants for Mycom Group, Inc. prior to the merger, became the accountants of the Company.

    3. On October 26, 2000, the Company filed a current report on Form 8-K to report that the Company terminated its Stock Purchase Agreement dated August 14, 2000 between Bad Toys, Mycom Group, Inc. and Tricorp Financial, Inc.

    4. On November 3, 2000, the Company filed a current report on Form 8-K/A to provide additional information concerning the change in auditors reported in the current report on Form 8-K dated September 20, 2000.

    5. On November 3, 2000, the Company filed a current report on Form 8-KA to provide certain financial statements required in connection with the merger described in the current report on Form 8-K dated August 23, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MYCOM GROUP, INC.


                                 By:  /s/George W. Young
                                     ------------------------------------------
                                     George W. Young, Chief Executive Officer

                                 By:  /s/ Terry Seipelt
                                     ------------------------------------------
                                     Terry Seipelt, Chief Financial Officer



Date:   November 14, 2000

                                  EXHIBIT INDEX

       NUMBER              BRIEF DESCRIPTION

         2.0 Plan and Agreement of Merger between Bad Toys, Inc. and Myca Group, Inc. (Incorporated by reference to Exhibit No. 2 to Form 10-KSB for the year ended December 31, 1999 dated April 12, 2000 and filed April 13, 2000.)

         2.1 Closing Agreement dated August 23, 2000 to the Plan and Agreement of Merger by and between Bad Toys, Inc. and Mycom Group, Inc. (formerly Myca Group, Inc.) dated March 31, 2000 (Incorporated by reference to Exhibit No. 2 of the current report on Form 8-K filed September 8, 2000.)

         3.1 Bylaws (Incorporated by reference to Exhibit No. 3.1 of Form 10-SB, Commission File No. 0-29836, dated February 22, 1999 and filed February 24, 1999.)

         3.2 Articles of Incorporation, as amended and currently in effect, of Mycom Group, Inc. (Incorporated by reference to Exhibit No. 3 of the current report on Form 8-K dated August 23, 2000 and filed September 8, 2000.)

         10.2 Purchase Agreement by and among Mycom Group, Inc., Bad Toys, Inc. and Tricorp Financial, Inc., dated August 14, 2000 (Incorporated by reference to Exhibit No. 10 of the current report on Form 8-K dated August 23, 2000 and filed September 8, 2000.)

         27       Financial Data Schedule. (Filed herewith.)