Form 10-Q
period 2001-03-31
MYCOM GROUP INC /NV/
filed 2001-05-21
CIK 1070510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from ________________ to ______________
Commission file number: 0-29836

			MYCOM GOUP, INC.
			----------------
(Exact name of small business issuer as specified in it charter)

    		 Nevada			33-0677545
----------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
				(IRS Employer Identification No.)

		602 Main Street, Cincinnati, Ohio  45202
----------------------------------------------------------------
		(Address of principal executive offices)

			     (513) 352-5560
----------------------------------------------------------------
			(Issuer's telephone number)

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2001, the issuer had 69,418,106 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]




INDEX



PART I - FINANCIAL INFORMATION				Page

ITEM 1. - FINANCIAL STATEMENTS 				F-1
MYCOM GROUP, INC. AND SUBSIDIARY
FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNT			F-2

CONSOLIDATED BALANCE SHEETS				F-3

CONSOLIDATED STATEMENTS OF OPERATION			F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS			F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		F-6 - F-7
MARCH 31, 2001 AND 2000 AND DECEMBER 31, 2000



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
							2

PART II - OTHER INFORMATION				3


SIGNATURES						3







PART I - FINANCIAL INFORMATION


MYCOM GROUP, INC. AND SUBSIDIARY
FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000



Report of Independent Certified Public Accountants


To the Board of Directors of
Mycom Group, Inc.

We have reviewed the accompanying balance sheet of Mycom Group, Inc. as of March 31, 2001, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Mycom Group, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such and opinion.

Based on our review, we are not aware of any material modifications that would be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants

May 17, 2001


			MYCOM GROUP, INC. AND SUBSIDIARY
			  CONSOLIDATED BALANCE SHEETS

ASSET                                                          December 31, 2000        March 31, 2001
                                                                                          (unaudited)
Cash                                                            $        22,177         $       565
Accounts receivable, net of allowance for doubtful accounts of
    $53,638 at December 31, 2000 and $53,637 at March 31, 2000        1,300,546           1,071,865
Prepaid expenses                                                         21,087              18,830
								------------------	---------------
					Total current assets	      1,343,810		  1,091,260
Property and equipment, net of
	accumulated depreciation of $219,515
	at December 31, 2000, and   $237,812
	at March 31, 2001						188,790		    183,336
Other assets								  8,239		     15,534
								------------------	---------------
					TOTAL ASSETS		     $1,540,839		 $1,290,130


LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities
   Current Liabilities
         Accounts payable and accrued expenses			   $  1,268,296          $  785,693
         Deferred income taxes
	 Current maturities of note payable				390,119		    642,119
         Current maturities of obligations under capital leases		 28,918		     31,918
								------------------	---------------
					Total current liabilities     1,687,333		  1,459,730

         Note payable, net of current maturities			 95,466		     77,092
         Obligations under capital leases, net of current maturities	 41,807		     31,069
         Deferred income taxes
								------------------	---------------
					TOTAL LIABILITIES	      1,824,606		  1,567,891


   Stockholders' Equity:
	Preferred stock, $.01 par value, 10,000,000 shares
	  authorized, none issued and outstanding 			    --			 --

	Common stock, $.01 par value, 90,000,000 shares
	  authorized, 48,392,006 issued and outstanding at
	  December 31, 2000 and 49,718,106 at March 31, 2001		    100			100

	Additional paid in capital					204,000		    387,259

	Retained earnings					       (487,867)	   (665,120)
       								------------------	---------------
TOTAL STOCKHOLDERS' EQUITY					       (283,767)	   (277,761)
       								------------------	---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			      $1,540,839	  $1,290,130
       								==================	===============


The accompanying notes are an integral part of the financial statements.

		  MYCOM GROUP, INC. AND SUBSIDIARY
		CONSOLIDATED STATEMENTS OF OPERATIONS



									  Three Months Ended
									       March 31
       								------------------ ---------------
									2000 		2001
								     (unaudited)     (unaudited)
       								------------------ ---------------
Professional service revenue					     $1,376,802	     $1,220,873
       								------------------ ---------------
Professional service costs and general and
administrative expenses:
   Labor and benefits						      1,042,487	      1,050,388
   Depreciation								 16,299		 18,297
   Rent									 52,246		 53,807
   Bad Debts								      0		 15,000
   Other								428,677		243,513
       								------------------ ---------------
		Total						      1,539,709	      1,381,005
       								------------------ ---------------
   Income (loss) from operations				       (162,907)       (160,132)
       								------------------ ---------------

Other income (expense):
   Interest expense							 (8,738)	(17,120)
       								------------------ ---------------
									 (8,738)	(17,120)
       								------------------ ---------------
Income (loss) before provision for
   for deferred income tax credit				       (171,645)       (177,252)
       								------------------ ---------------

Provision for deferred income tax credit				 67,875
       								------------------ ---------------
	Net income (loss)					     $ (103,770)     $ (177,252)
     								=================  ================


Per share information:
   Net income (loss) per share from
         continuing operations						   $nil		    $nil
   Net income (loss) per share from
         discontinued operations					    nil		     nil
       								------------------ ---------------

Net income (loss) per share						   $nil		    $nil
     								=================  ================

Weighted average common share,
        Outstanding						     39,500,000	      49,718,106
     								=================  ================

The accompanying notes are an integral part of the financial statements.


			  MYCOM GROUP, INC. AND  SUBSIDIARY
			CONSOLIDATED STATEMENTS OF CASH FLOWS

									  Three Months Ended
									       March 31
       								------------------ ---------------
									2000 		2001
								     (unaudited)     (unaudited)
       								------------------ ---------------
Net income (loss)						     $(103,770)      $ (177,253)
       								------------------ ---------------

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
   Depreciation								16,299		 18,297
   Deferred income tax							(7,869)
   Decrease (increase) in:
          Accounts receivable					       (94,850)		228,681
          Advances and prepaid expenses					(2,419)		  2,257
   Increase (decrease) in:
          Accounts payable and accrued expenses				79,177	       (482,603)
       								------------------ ---------------
            Net cash (used in) operating activities		      (113,432)	       (410,621)
       								------------------ ---------------
Cash flows from investing activities:
   Purchase of other assets								 (7,295)
   Purchases of fixed assets					       (11,997)		(12,843)
       								------------------ ---------------

            Net cash (used in) investing activities		       (11,997)		(20,138)

Cash flows from financing activities:
   Leases								(5,331)		 (7,738)
   Capital advances on long-term financing				69,347
   Payments on long-term financing				       (16,500)		(18,374)
   Changes in  line of credit					       145,543		252,000
   Issuance of common shares								183,259
       								------------------ ---------------
            Net cash provided by financing activities		       193,059		409,147
       								------------------ ---------------
            Net increase (decrease) in cash				67,630		(21,612)

Cash and cash equivalents:
   Beginning of year							 9,528		 22,177
       								------------------ ---------------
   End of Period						    $   77,158	     $      565
  								=================  ================
Supplemental cash flow information:
   Cash paid for interest					   $     8,500	      $  17,460
     								=================  ================

   Cash paid for income taxes					   $         -	      $       -
     								=================  ================
The accompanying notes are an integral part of the financial statements.



		      MYCOM GROUP, INC. AND SUBSIDIARY
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		MARCH 31, 2001 AND 1999 AND DECEMBER 31, 2000


1) Unaudited Statements

The Balance Sheet as of March 31, 2001, the Statements of Operations for the three month periods ended March 31, 2001, and 2000, and the Statement of Cash Flows for the three month periods ended March 31, 2001, and 2000, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2001, and for all periods presented; have been made.

These statements should be read in conjunction with the company's audited financial statements for the year ended December 31, 2000, as filed on Form 10K, dated March 30, 2001, and included herein for reference, with the Securities and Exchange Commission.

2) Calculation of Earnings (loss) Per Share

The earnings (loss) per share is calculated by estimating the Net Income (loss) to common shareholders by the weighted average number of common shares outstanding.

3) Principles of Consolidation

The company has a 49% ownership position in Mycom Advertising, Inc. The 51% shareholder of Mycom Advertising is a significant shareholder and officer of the company, and as such, Mycom has significant influence over the operations of Mycom Advertising. Therefore, the accounts of Mycom Advertising are included in the consolidated financial statements.

4) Subsequent Event

A change in control of the registrant occurred on April 17, 2001. On that date, James T. Bobbitt ("Mr. Bobbitt"), Rob R. Bransom ("Mr. Bransom") and Broughton Acquisition, LLC ("BA"), an Ohio limited liability company, acquired control of the registrant from Allan Massey ("Mr. Massey"), Patti Massey ("Ms. Massey"), Joan Carroll ("Ms. Carroll") and George Young ("Mr. Young").

The change in control resulted from (i) a statutory merger (the "merger") among the registrant, its wholly-owned, non-operating subsidiary, FBT Transaction, Inc. ("FBT"), and Bobbitt & Bransom, Inc., d.b.a. Broughton International ("BROUGHTON"), an Ohio corporation owned fifty percent (50%) by Mr. Bobbitt and fifty percent (50%) by Mr. Bransom, and (ii) a stock purchase agreement (the "stock purchase agreement") among BA, as purchaser, and Mr. Massey, Ms. Massey, Ms. Carroll and Mr. Young (collectively referred to as the "sellers"), as sellers. BA is owned fifty percent (50%) by Mr. Bobbitt and fifty percent (50%) by Mr. Bransom.

BROUGHTON is engaged in the business of providing internet and network consulting services and marketing and selling computer software and hardware to businesses, government agencies and educational institutions. BROUGHTON also designs, hosts and manages Web sites, using eCommerce and personalized marketing strategies. BA was formed by Mr. Bobbitt and Mr. Bransom to acquire shares of the registrant from the sellers.

The merger became effective on April 17, 2001. Under the merger agreement, FBT was merged with and into BROUGHTON. As part of this transaction, the registrant acquired one hundred percent (100%) of the outstanding shares of voting stock of BROUGHTON.

The stock purchase agreement was also effective April 17, 2001. Under the stock purchase agreement, BA acquired a total of 27 million of the registrant's voting common shares, purchasing 5.4 million such shares from Mr. Massey, 6.75 million shares from Ms. Massey, 7.29 million shares from Ms. Carroll, and 7.56 million shares from Mr. Young.

As a result of the merger and the stock purchase agreement, BA, Mr. Bobbitt and Mr. Bransom own directly and indirectly 47 million, or 67.41%, of the registrant's outstanding voting common shares. Further details of the merger can be obtained by reviewing the company's Form 8-K filed with the Securities and Exchange Commission on May 2, 2001.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be used in conjunction with the company's audited financial statements, including the footnotes for the year ended December 31, 2000 and included in Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

Description of Business

Mycom Group, Inc. ("Mycom") is principally an e-business enterprise communications and information management company providing such services as technology consulting, applications development, multimedia design and marketing,web design and training for businesses headquartered in the United States. The Company changed its name from Myca Group, Inc. to Mycom.com, Inc. on March 28, 2000, and then changed its name to Mycom Group, Inc. on August 1, 2000. The Company's principal office is located in Cincinnati, Ohio.


Three Months Ended March 31, 2001
Compared to Three Months Ended March 31, 2000

Result of Operations

Revenue declined $155,929 or 11% from  $1,376,802 in 2000 to $1,220,873 in 2001.
This decrease was mainly the result of a decrease in printed materials sold to customers. This trend is expected as more companies depend less on paper and more on electronic documentation and training resources.

Operating expenses declined $158,704 or 10% from $1,539709 in 2000 to $1,381,005 in 2000. This decline was mainly attributable to lower printed material costs associated with the revenue item mentioned above and cost cutting measures of administrative expenses.

Losses before provision for deferred income tax credit were comparable due to the lower operating expenses offsetting the 11% decline in revenue. The deferred income tax credit shown in 2000 was later reversed in the fourth quarter of 2000 due to uncertainty in the realization of this deferred tax benefit. The company will re-assess the potential of realizing future tax benefits in subsequent periods.


Liquidity and Capital Resources

The company improved its liquidity and capital resources on April 17, 2001 with the merger referred to in footnote 4 of this Form 10-Q. The company's credit line was increased from $600,000 to $1,000,000, and the interest rate was reduced from two percentage points over the bank's prime rate of interest to one percent over prime. In addition, the historical results of Broughton have been profitable, and management anticipates improved operating results in 2001.

The company had a working capital deficit at December 31, 2000 of $344,000, and this deficit was slightly larger at March 31, 2001 at $369,000. The company's losses from operations were funded by increased borrowings from the company's line of credit and the issuance of common shares for services rendered to consultants. These services were expensed to operations, and payment of stock was made in lieu of cash.

The company believes it has adequate capital resources to fund anticipated operations for fiscal 2001.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities

	January 16, 2001, the Company entered into a one-year Consulting Agreement with an entity, for the entity to provide broker-dealer and investor relations services, to provide information on developments concerning financial and public securities markets to identify business opportunities, and to provide other services as may be mutually agreed upon. The Company agreed to pay
$5,000 per month plus 980,000 shares of the Company's common stock, with a portion of those shares subject to vesting over the term of the agreement. (See
Note 12, Notes to Consolidated Financial Statements). The transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.
The company terminated the agreement by providing 30 days notice on April
30, 2001. As a result, 300,000 shares were cancelled which were previously issued on January 16, 2001.


Item 3.  Defaults upon Senior Securities - None.


Item 4.  Submission of Matters to a Vote of Security Holders - None.


Item 5.  Other Information - None.




SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MYCOM GROUP, INC.

				By:  /s/ Rob R. Bransom
				     Rob R. Bransom, Chief Executive Officer

				By:  /s/ T. Clay Lehmann
				     T. Clay Lehmann, Chief Financial Officer

Date:   May 21, 2001