Form 10QSB
period 2001-06-30
MYCOM GROUP INC /NV/
filed 2001-08-14
CIK 1070510

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ______________


                          Commission file number: 0-29836



			        MYCOM GROUP, INC.
       ____________________________________________________________________
         (Exact name of small business issuer as specified in it charter)



                Nevada        				33-0677545
     ________________________________________________________________________
     (State or other jurisdiction of 	    (IRS Employer Identification No.)
      incorporation or organization)



		    602 Main Street, Cincinnati, Ohio  45202
_______________________________________________________________________________
                    (Address of principal executive offices)


	                        (513) 352-5560
_______________________________________________________________________________
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 6, 2001, the issuer had 71,308,106 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]     No [X]



                                     INDEX


PART I - FINANCIAL INFORMATION	                                      Page

ITEM 1.  FINANCIAL STATEMENTS	                                        3
          MYCOM GROUP, INC. AND SUBSIDIARY
          FINANCIAL STATEMENTS
          JUNE 30, 2000 AND 2001

         REPORT OF INDEPENDENT PUBLIC ACCOUNTS				4

         CONSOLIDATED BALANCE SHEETS	                                5

         CONSOLIDATED STATEMENTS OF INCOME
         AND COMPREHESIVE INCOME                                        6

         CONSOLIDATED STATEMENTS OF CASH FLOWS	                        7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	               8-9
         JUNE 30, 2000 AND 2001 AND DECEMBER 31, 2000



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            10-11
          CONDITIONS AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION                                           12-13


         SIGNATURES                                                     14







                        PART I - FINANCIAL INFORMATION






                       MYCOM GROUP, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000



                Report of Independent Certified Public Accountants


                         To the Board of Directors of
                               Mycom Group, Inc.




We have reviewed the accompanying balance sheet of Mycom Group, Inc. as of June 30, 2001, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Mycom Group, Inc.

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


/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants

August 13, 2001



                       MYCOM GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                        -----------------   --------------
------                                        December 31, 2000    June 30, 2001
                                              -----------------   --------------
                                                                    (unaudited)
Cash                                            $       46,655    $       15,300
Accounts receivable, net of allowance                  943,145         1,954,704
for doubtful accounts of $-0-
at December 31, 2000 and $60,457 at June 30, 2001

Prepaid expenses                                        25,466            21,945
                                                 --------------   --------------
                        Total current assets         1,015,266         1,991,949

Property and equipment, net of
    accumulated depreciation of $219,515
    at December 31, 2000, and $433,711
    at June 30, 2001                                   105,640           272,779
Goodwill, net of amortization                          194,410         2,182,075
Other assets                                             3,883             8,245
                                                 --------------   --------------
                                TOTAL ASSETS        $1,320,199        $4,455,048
                                                 ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities
  Current Liabilities
      Accounts payable and accrued expenses         $  991,059     $   1,816,644
      Deferred income taxes
      Current maturities of notes payable                                749,513
      Current maturities of obligations                                   31,918
        under capital leases
                                                 --------------   --------------
                    Total current liabilities          991,059         2,598,075

      Notes payable, net of current maturities                           200,349
      Notes payable-related parties,
        net of current amounts (note 4)                                  902,433
      Obligations under capital leases,                                   24,379
        net of current maturities
      Deferred income taxes
                                                 --------------   --------------
                            TOTAL LIABILITIES          991,059         3,725,236

  Stockholders' Equity:
     Preferred stock, $.01 par value, 10,000,000            -                 -
       shares authorized, none issued and outstanding
     Common stock, $.01 par value, 90,000,000 shares
       authorized, 48,392,006 issued and outstanding
       at December 31, 2000 and 69,518,106 at
       June 30, 2001                                        20               100
  Additional paid in capital                           208,980           507,806

  Retained earnings                                    120,140           221,906
                                                 --------------   --------------
TOTAL STOCKHOLDERS' EQUITY                             329,140           729,812
                                                 --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $1,320,199        $4,455,048
                                                 ==============   ==============

The accompanying notes are an integral part of these financial statements.


                       MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                               Three Months Ended          Six Months Ended
                                     June 30                   June 30
                           --------------------------- -------------------------
                              2000            2001        2000          2001
                           -----------     ----------- -----------   -----------
                           (unaudited)     (unaudited) (unaudited)   (unaudited)
                           -----------     ----------- -----------   -----------
Revenue                     $1,003,686      $2,856,748  $2,478,706    $4,451,550
                           -----------     ----------- -----------   -----------

Operating Expenses:
 Labor and benefits            243,564       1,063,874     503,303     1,334,141
 Cost of products & materials  760,405       1,448,342   1,849,941     2,684,204
 Depreciation                   20,334          70,817      40,556        91,333
 Rent                           13,723          59,553      27,400        73,370
 Other                          43,798         106,875      78,789       134,378
           Total             1,081,824       2,749,460   2,499,989     4,317,422
                           -----------     ----------- -----------   -----------
 Income (loss)from
  operations                   (78,138)        107,288    (21,283)       134,128
                           -----------     ----------- -----------   -----------

Other income (expense):
 Interest expense                  213         (26,970)      (444)      (32,083)

                           -----------     ----------- -----------   -----------
 Income (loss) before provision
    for income taxes           (77,925)         80,318     (21,727)      102,045
                           -----------     ----------- -----------   -----------

 Provision (credit) for income taxes 0               0           0             0

        Net income (loss)     $(77,925)        $80,318  $  (21,727)    $ 102,045
                           ===========     =========== ===========   ===========

 Per share information:
   Net income (loss) per share
      from operations             $nil            $nil        $nil          $nil
   Net income (loss) per share
      from operations              nil             nil         nil           nil
                           -----------     ----------- -----------   -----------
 Net income (loss) per share      $nil            $nil        $nil          $nil
                           ===========     =========== ===========   ===========
 Weighted average common shares,
    Outstanding             39,500,000      48,932,890  39,500,000    57,629,988
                           ===========     =========== ===========   ===========

The accompanying notes are an integral part of these financial statements.





                       MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended June 30
                                                    2000                2001
                                                 (unaudited)         (unaudited)
                                                -------------       ------------

 Net income (loss)                               $   (21,727)        $  102,045
                                                -------------       ------------
 Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation & amortization                         40,556             91,333
  Decrease (increase) in:
      Accounts receivable                            151,590             60,306
      Advances and prepaid expenses                    3,657             22,351
      Deposits                                           309              5,779
  Increase (decrease) in:
      Accounts payable and accrued expenses         (294,628)             4,892
                                                -------------       ------------
       Net cash (used in) operating activities      (120,243)           286,706
                                                -------------       ------------
 Cash flows from investing activities:
  Purchases of fixed assets                           (8,095)           (23,443)
  Investment in merger                                                 (235,482)
                                                -------------       ------------
       Net cash (used in) investing activities        (8,095)          (258,925)
                                                -------------       ------------

 Cash flows from financing activities:
  Leases                                                                 (6,690)
  Capital advances on long-term financing                               150,000
  Issuance of capital stock                                             (10,380)
  Payments on long-term financing                                       (26,744)
  Payments on line of credit                                           (165,887)
                                                -------------       ------------

       Net cash provided by financing activities                        (59,701)
                                                -------------       ------------

       Net increase (decrease) in cash              (128,338)           (31,920)

 Cash and cash equivalents:
  Beginning of year                                  160,095             46,655
  Cash acquired in merger                                                   565
                                                -------------       ------------
  End of Period                                    $  31,757          $  15,300
                                                =============       ============
 Non-cash financing & investing activities:
 Realization of goodwill from acquisition                           $(1,797,761)
 Recapitalization of retained earnings from acq.                        700,120
 Recapitalization of paid-in capital from acq.                        1,097,661
 Recapitalization of common stock from acq.                                 (20)
 Increase in notes payable from acquisition                           1,175,714
 Decrease in paid-in capital-notes payable                           (1,175,714)
                                                -------------       ------------
        Total non-cash activities                                           $-0-
                                                -------------       ------------

 Supplemental cash flow information:
  Cash paid for interest                            $  1,393          $  21,937
                                                =============       ============
  Cash paid for income taxes                        $     -           $      -
                                                =============       ============


The accompanying notes are an integral part of these financial statements.

                        MYCOM GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 2001 AND DECEMBER 31, 2000



1)	Unaudited Statements

       The Balance Sheet as of June 30, 2001, the Statements of Operations for the three month and six month periods ended June 30, 2000, and 2001, and the Statement of Cash Flows for the six month periods ended June 30, 2000, and 2001, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2000, and for all periods presented; have been made.

       These statements should be read in conjunction with the company's audited financial statements for the year ended December 31, 2000, as filed on Form 10KSB,with the Securities and Exchange Commission, dated March 30, 2001, and included herein for reference.

2)	Calculation of Earnings (loss) Per Share

       The earnings (loss) per share is calculated by dividing the Net Income
(loss) by the weighted average number of common shares outstanding.

3)	Principles of Consolidation and Financial Reporting

        Mycom formed Mycom Advertising, Inc. on July 28, 2000, for the purpose of distributing a 51% interest in its advertising business to certain stockholders of Mycom. Mycom retained a 49% interest in Mycom Enterprises. Mycom Advertising is accounted for under the equity method, and as such is not consolidated into these statements. A provision for the 51% ownership has not been eliminated from the consolidated net income due to losses incurred by Mycom Advertising since inception of approximately $80,000, and the fact that they are still not profitable. Once Mycom Advertising shows sustained profit potential, or obtains other financing, Mycom will adjust reporting accordingly.

       Mycom merged with Bobbitt & Bransom, Inc. d.b.a. Broughton International (Broughton) on April 16, 2001. Mycom issued 20,000,000 common shares in return for 100% ownership of Broughton. The Broughton shareholders purchased separately (through an Ohio limited liability company) 27 million shares of Mycom common stock from the former majority owners of Mycom (see Form 8-K filed May 2, 2001). As a result of the two transactions, the former shareholders of Broughton control the voting rights of 47 million shares (67%) of Mycom. The transaction is accounted for as a reverse acquisition, and as such requires that the historical information shown in these statements reflect the historical financial position, operations, and cash flows of Broughton. The current period financial position, operational results, and cash flows reflect the combined companies from April 17, 2001 forward and Broughton results for the entire current period indicated.

4)     Notes Payable-Related Parties

           Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the merger agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. See Item 2 of Part II titled change in securities. Under the terms of the note agreements, $1.3 million will be paid Rob R. Bransom and James T. Bobbitt over 18 quarterly payments of $72,222.22. The first payments on these notes were made July 15, 2001. The terms of the purchase agreement and the notes payable were filed with the Securities and Exchange Commission with the company's Form 8-K dated May 2, 2001. Due to this merger being accounted for as a reverse acquisition, these notes were treated as a one time capital distribution resulting in a reduction to shareholders' equity.

5)     Subsequent Event

       On August 1, 2001, Mycom purchased certain sales accounts from Read Technologies, Inc. (Read). Read, a software reseller similar to Broughton International, Mycom's wholly owned subsidiary, sold specific accounts to Mycom. The terms of the agreement call for cash payments of $90,000 and 1,800,000 shares of Mycom common stock. Read is to remain in business as a reseller, but has agreed to not compete with Mycom in the area of the product line sold.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be used in conjunction with the company's financial statements, including the footnotes for the fiscal period ended December 31, 2000:

Description of Business

MYCOM Group provides a complementary mix of technology, training and communications services for large and medium-sized businesses. Through its merger with Broughton International in April 2001, MYCOM offers a wide range of software solutions, web management services and network consulting to a base of more than 20,000 customers throughout North America. MYCOM provides capabilities in applications development, web-enabled applications, database applications, online and classroom instructional design and training, technical marketing and documentation services that enhance the benefits of technology investments across an enterprise. Mycom has 75 employees in the Cincinnati marketing area. MYCOM Group is on the web at www.mycom.com and Broughton is on the web at www.broughton-int.com.



                       Three Months Ended June 30, 2000
                  Compared to Three Months Ended June 30, 2001

Result of Operations

Revenue increased $1,853,062 or 185% from $1,003,686 during the second quarter of 2000 to $2,856,748 in 2001. This increase is the result of increased product sales and the 11 weeks of sales from Mycom which are not included in the 2000 results of Broughton. Since the Broughton merger occurred April 16, 2001, and in substance Broughton acquired Mycom, Mycom results have not been consolidated into the 2000 financial statements.

Operating expenses increased $1,667,636 or 154% from $1,081,824 in 2000 to
 $2,749,460 in the second quarter of 2001. This increase was due primarily to the larger consolidated entity in 2001 as explained in the Revenue increase above.

Net income in the second quarter of 2001 was $80,318 compared to a loss of ($77,925) in the same period last year. The improved profitability was due to higher revenue and lower expenses relative to the higher level of sales.



                        Six Months Ended June 30, 2000
                  Compared to Six Months Ended June 30, 2001

Result of Operations

Revenues increased $1,972,844 or 80% from $2,478,706 in 2000 to $4,451,550 in
2001. This increase is the result of increased product sales and the 11 weeks of sales from Mycom which are not included in the 2000 results of Broughton. Since the Broughton merger occurred April 16, 2001, and in substance Broughton acquired Mycom, Mycom results have not been consolidated into the 2000 financial statements.

Operating expenses increased $1,817,433 or 73% from $2,499,989 in 2000 to $4,317,422 in the six months ended June 30, 2001. This increase was due primarily to the larger consolidated entity in 2001 as explained in the Revenue increase above.

Net income in the first six months of 2001 was $102,045 compared to a loss of ($21,727) in the same period last year. The improved profitability was due to higher revenue and lower expenses relative to the higher level of sales.



Liquidity and Capital Resources

The company improved its liquidity and capital resources on April 17, 2001 with the merger documented in footnote 3 and Item 2, Part II of this Form 10-QSB. The company's credit line was increased from $600,000 to $1,000,000, and the interest rate was reduced from two percentage points over the bank's prime rate of interest to one percent over prime. In addition, the historical results of Broughton have been profitable; the second quarter just ended June 30, 2001 represents the first quarter of combined operations of the two companies, and was profitable. Management anticipates continued improved operating results in 2001.

The company (Broughton) had a positive working capital balance at December 31, 2000 of $24,207. At June 30, 2001 the combined entity showed a working capital deficit of $606,126. This deficit was caused by the acquisition of the working capital deficit of Mycom on April 16, 2001. This deficit includes a line of credit of $406,000 that the company expects to renew upon request with its bank. During the second quarter, combined operations resulted in $286,706 of positive cash flow from operations. This cash generated was used to pay down debt and fund acquisition costs.

The company believes it has adequate capital resources to fund anticipated operations and growth for fiscal 2001.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None.

On June 25, 2001, the Issuer and six (6) individuals, including three (3) former directors and one (1) current director, were named as defendants in litigation captioned Larry Lunan and Susan Lunan v. Mycom Group, Inc., Patricia A. Massey,
G. Allan Massey, George W. Young, Joan Carroll, Kenneth R. Hall and Terry Seipelt, filed in the United States District Court for the Southern District of Ohio, in Cincinnati, Ohio. This litigation involved claims by Larry Lunan and Susan Lunan ("Plaintiffs"), allegedly arising from the following facts.

In March 2000, the Plaintiffs were the principal shareholders of the Issuer, then known as Bad Toys, Inc. ("Bad Toys"). Patricia Massey, G. Allan Massey, George W. Young and Joan Carroll were the shareholders and directors of Mycom Group, Inc., an Ohio corporation ("Myca"), not the same corporation as the Issuer. On March 31, 2000, Bad Toys and Myca entered into a Plan and Agreement of Merger (the "Original Merger Agreement") whereby Myca would merge with and into Bad Toys and Bad Toys' would change its name to Mycom Group, Inc., the Issuer. The Original Merger Agreement contemplated that after the merger agreement was signed, Bad Toys would initiate a private placement of its shares to accredited investors to raise net proceeds of up to Two Million Dollars ($2,000,000). Of this amount, One Hundred Fifty Thousand Dollars ($150,000) was to be paid to a subsidiary ("Bad Toys Sub"), and One Hundred Fifty Thousand Dollars ($150,000) was to be paid to Plaintiffs (together with all of the Bad Toys Sub outstanding stock) to extinguish all remaining debts of Bad Toys owed to Plaintiffs (the "Original Lunan Payment Provisions").

On August 14, 2000, Bad Toys, Myca and Tricorp Financial, Inc. ("Tricorp") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Tricorp agreed to purchase six million shares of Bad Toys common stock and pay for the stock in two (2) payments.

On August 23, 2000, at the closing of the merger, the parties to the Original Merger Agreement executed a closing agreement ("Closing Agreement") amending the Original Merger Agreement in various ways; one of those being a deletion in its entirety of the Original Lunan Payment Provisions. The Closing Agreement provided that upon the first payment from Tricorp under the Stock Purchase Agreement (provided Tricorp did not impose restrictions on Bad Toys' use of funds), the Plaintiffs were to receive Three Hundred Thousand
Dollars ($300,000.00), of which One Hundred Fifty Thousand Dollars
($150,000.00) was to be paid to the Plaintiffs, and One Hundred Fifty Thousand Dollars ($150,000.00) was to be placed in escrow pursuant to a signed escrow agreement.

Subsequent to the closing of the merger, Tricorp defaulted on its obligations to purchase six million (6,000,000) shares of the Issuer's common stock. As a result, no payments have been made to the Plaintiffs under the Closing Agreement.

The Plaintiffs allege that, in spite of the language of the Closing Agreement, each defendant is responsible for the Three Hundred Thousand Dollars ($300,000) payment to them even though the Tricorp Stock Purchase Agreement did not take place. Based on theories of breach of contract, fraud, unjust enrichment, promissory estoppel, intentional interference with contract, and civil conspiracy, the Plaintiffs seek unspecified compensatory damages, consequential damages, punitive damages and reasonable attorney fees and costs.

At this time, the case is in the pleading stage. No discovery has been initiated. Based upon information currently available to management, the company intends to deny the Plaintiffs' allegations and vigorously defend its position.


Item 2.  Changes in Securities

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

Item 3.  Defaults upon Senior Securities - None.


Item 4.  Submission of Matters to a Vote of Security Holders - None.


Item 5.  Other Information - None.


Item 6.  Exhibits and Reports on Form 8-K

     Form 8-K filed May 2, 2001 and financial data filed under Form 8-K A on July 2, 2001.
      See description under Item 2, Part II above "Changes in Securities".





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

Date:   May 14, 2001