Form 10QSB
period 2001-09-30
MYCOM GROUP INC /NV/
filed 2001-11-14
CIK 1070510

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ______________

                         Commission file number: 0-29836


  			      MYCOM GROUP, INC.
   _________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)


	          Nevada                             33-0677545
   _________________________________________________________________________
   (State or other jurisdiction of 	   (IRS Employer Identification No.)
    incorporation or organization)

		602 Main Street, Cincinnati, Ohio  45202
   _________________________________________________________________________
                  (Address of principal executive offices)

	                       (513) 352-5560
                         ___________________________
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2001, the issuer had 71,308,106 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]





                                 INDEX



PART I - FINANCIAL INFORMATION	                                Page

  ITEM 1. - FINANCIAL STATEMENTS	                         3
            MYCOM GROUP, INC. AND SUBSIDIARY
            FINANCIAL STATEMENTS
            SEPTEMBER 30, 2000 AND 2001

  REPORT OF INDEPENDENT PUBLIC ACCOUNTS				 4

  CONSOLIDATED BALANCE SHEETS	                                 5

  CONSOLIDATED STATEMENTS OF OPERATIONS                          6

  CONSOLIDATED STATEMENTS OF CASH FLOWS	                         7

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	                 8
  SEPTEMBER 30, 2000 AND 2001 AND DECEMBER 31, 2000



  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    9-10
           CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION                                      11


SIGNATURES                                                       12









                       PART I - FINANCIAL INFORMATION









                      MYCOM GROUP, INC. AND SUBSIDIARY
                            FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001 AND 2000



             Report of Independent Certified Public Accountants


                       To the Board of Directors of
                             Mycom Group, Inc.




We have reviewed the accompanying balance sheet of Mycom Group, Inc. as of September 30, 2001, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Mycom Group, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that would be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants

November 13, 2001







                        MYCOM GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                              December 31, 2000     September 30,2001
______                                              _________________     _________________
                                                                              (unaudited)
Cash                                                   $       46,655        $       24,064
Accounts receivable, net of allowance for                     943,145             1,452,004
   doubtful accounts of $-0- at December 31, 2000
   and $60,457 at September 30, 2001
Receivable from affiliate                                                            47,639
Prepaid expenses                                               25,466                14,695
                                                    -----------------     -----------------
                         Total current assets               1,015,266             1,538,402
Property and equipment, net of
   accumulated depreciation of $219,515
   at December 31, 2000, and   $423,197
   at September 30, 2001                                      105,640               384,266
Goodwill, net of amortization                                 195,410             2,303,300
Other assets                                                    3,883                12,436
                                                    -----------------     -----------------
                         TOTAL ASSETS                      $1,320,199            $4,238,404
                                                    =================     =================


LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Liabilities
   Current Liabilities
      Accounts payable and accrued expenses                $  991,059         $   1,258,895
      Deferred income taxes
      Current maturities of notes payable                                         1,344,503
      Current maturities of obligations under capital leases                         29,648
                                                    -----------------     -----------------
                         Total current liabilities            991,059             2,633,046

      Notes payable, net of current maturities                                       72,411
      Notes payable-related parties, net of current amount (note4)                  833,589
      Obligations under capital leases, net of current maturities                    20,121
      Minority Interest                                                             145,209
                                                    -----------------     -----------------
                         TOTAL LIABILITIES                    991,059             3,704,376

   Stockholders' Equity:
      Preferred stock, $.01 par value, 10,000,000 shares
          authorized, none issued and outstanding                -                       -
      Common stock, $.01 par value, 90,000,000 shares
          authorized, 48,392,006 issued and outstanding at
          December 31, 2000, 71,308,106 at September 30, 2001      20                   100
      Additional paid in capital                              208,980               597,806
      Retained earnings                                       120,140               (63,878)
                                                    -----------------     -----------------

TOTAL STOCKHOLDERS' EQUITY                                    329,140               534,028
                                                    -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $1,320,199            $4,238,404
                                                    =================     =================

The accompanying notes are an integral part of these financial statements.



                         MYCOM GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended           Nine Months Ended
                                                    September 30                 September 30
                                              ________________________     _______________________
                                                 2000         2001            2000         2001
                                              ___________  ___________     ___________  ___________
                                              (unaudited)  (unaudited)     (unaudited)  (unaudited)
Revenue                                       $1,706,434   $2,525,811      $4,185,140   $6,976,411

Operating Expenses:
   Labor and benefits                            247,476      911,090         750,779    2,245,231
   Cost of products & materials                1,312,952    1,572,563       3,162,893    4,256,764
   Depreciation                                   20,403       82,086          60,959      173,419
   Rent                                           13,817       49,895          41,217      123,265
   Other                                          36,325       80,938         115,114      201,912
                                              -----------  -----------     -----------  -----------
                      Total                    1,630,973    2,696,572       4,130,962    7,000,590
                                              -----------  -----------     -----------  -----------
   Income (loss) from operations                  75,461     (170,761)         54,178      (24,179)
                                              -----------  -----------     -----------  -----------

Other income (expense):
   Income (loss) from minority interest                       (76,469)                     (89,698)
   Income (loss) from sale of assets                          (11,653)                     (10,878)
   Interest expense                                 (806)     (26,875)         (1,250)     (58,958)
                                              -----------  -----------     -----------  -----------
Income (loss) before provision
          for income taxes                        74,655     (285,758)         52,928     (183,713)
                                              -----------  -----------     -----------  -----------
Provision (credit) for income taxes

                                              -----------  -----------     -----------  -----------
             Net income (loss)                   $74,655    $(285,758)        $52,928    $(183,713)
                                              ===========  ===========     ===========  ===========


Per share information:
    Net income (loss) per share from
         operations                                  nil          nil             nil          nil
                                              -----------  -----------     -----------  -----------
Net income (loss) per share                         $nil         $nil            $nil         $ nil
                                              ===========  ===========     ===========  ===========
Weighted average common shares,
        Outstanding                            39,500,000   70,701,584      39,500,000   59,088,154

The accompanying notes are an integral part of these financial statements.









                         MYCOM GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended September 30
                                                      2000              2001
                                                  ____________      ____________
                                                   (unaudited)       (unaudited)


Net income (loss)                                  $   52,928       $  (183,713)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
   Depreciation & amortization                         60,959           173,419
   Decrease (increase) in:
          Accounts receivable                        (379,685)          563,006
          Advances and prepaid expenses                 3,657            29,601
          Deposits                                        310            10,459
          Accounts receivable - affiliate                               (47,639)
          Proceeds on sale of assets                                     10,950
   Increase (decrease) in:
          Accounts payable and accrued expenses       158,853          (552,857)
                                                  ------------      ------------
             Net cash (used in) operating activities (102,978)            3,225
                                                  ------------      ------------
Cash flows from investing activities:
   Purchases of fixed assets                           (9,479)          (30,024)
   Investment in acquisitions                                          (280,482)
   Investment in software development                                  (144,063)
                                                  ------------      ------------
            Net cash (used in) investing activities    (9,479)         (454,569)
                                                  ------------      ------------

Cash flows from financing activities:
   Leases                                                               (13,218)
   Capital advances on long-term financing                              150,000
   Issuance of capital stock                                            (10,380)
   Reclassification of Minority Interest                                145,209
   Payments on long-term financing                                     (130,235)
   Payments on line of credit                                           286,812
                                                  ------------      ------------
            Net cash provided by financing activities                   428,188
                                                  ------------      ------------
            Net increase (decrease) in cash          (112,457)          (23,156)
Cash and cash equivalents:
   Beginning of year                                  160,095            46,655
   Cash acquired in merger                                                  565
                                                  ------------      ------------
   End of Period                                    $  47,638         $  24,064
                                                  ============      ============
Non-cash financing & investing activities:
Realization of goodwill from acquisition                            $(1,932,761)
Recapitalization of retained earnings from acq.                         700,120
Recapitalization of paid-in capital from acq.                         1,097,661
Recapitalization of common stock from acq.                                  (20)
Issuance of capital stock for acquisition                                90,000
Increase in notes payable from acquisition                            1,220,714
Decrease in paid-in capital-notes payable                            (1,175,714)
                                                  ------------      ------------
            Total non-cash activities                                      $-0-
                                                  ------------      ------------
Supplemental cash flow information:
   Cash paid for interest                            $  2,388         $  51,992
                                                  ============      ============
   Cash paid for income taxes                        $    -           $     -
                                                  ============      ============


The accompanying notes are an integral part of these financial statements.



                       MYCOM GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000 AND 2001 AND DECEMBER 31, 2000


1)  Unaudited Statements

       The Balance Sheet as of September 30, 2001, the Statements of Operations for the three month and nine month periods ended September 30, 2000, and 2001, and the Statement of Cash Flows for the nine month periods ended September 30, 2000, and 2001, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2001, and for all periods presented, have been made.

       These statements should be read in conjunction with the company's audited financial statements for the year ended December 31, 2000, as filed on Form 10KSB, with the Securities and Exchange Commission, dated March 30, 2001, and included herein by reference.

2)  Calculation of Earnings (Loss) Per Share

       The earnings (loss) per share is calculated by dividing the Net Income
       (Loss) by the weighted average number of common shares outstanding.

3)  Principles of Consolidation and Financial Reporting

       Mycom merged with Bobbitt & Bransom, Inc. d.b.a. Broughton International ("Broughton") on April 16, 2001. Mycom issued 20,000,000 common shares in return for 100% ownership of Broughton. The Broughton shareholders purchased separately (through an Ohio limited liability company) 27 million shares of Mycom common stock from the former majority owners of Mycom (see Form 8-K filed May 2, 2001). As a result of the two transactions, the former shareholders of Broughton control the voting rights of 47 million shares (67%) of Mycom. The transaction is accounted for as a reverse acquisition, and as such requires that the historical information shown in these statements reflect the historical financial position, operations, and cash flows of Broughton. The current period financial position, operating results, and cash flows reflect the combined companies from April 17, 2001 forward and Broughton results for the entire current period indicated.

       Mycom Group retains a 49% interest in Mycom Advertising, Inc. Mycom Advertising is accounted for under the equity method, and as such is not consolidated into these statements. A provision for the 51% ownership has not been eliminated from the consolidated net income due to losses incurred by Mycom Advertising since its inception in July 2000 of approximately $145,000, and the fact that they are still not profitable. Once Mycom Advertising shows sustained profit potential, or obtains other financing, Mycom Group will adjust its reporting accordingly.


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be used in conjunction with the company's financial statements, including the footnotes for the fiscal period ended December 31, 2000:

Description of Business

Mycom Group provides a complementary mix of technology products and services. These include comprehensive design, development and web enabling of e-business applications, database applications, networking, and online and classroom instructional training and communications services. Mycom provides these services for large and medium-sized businesses, and technical marketing and documentation services that enhance the benefits of technology investments across an enterprise. Through its sales division, Broughton International, Mycom offers a wide range of software, hardware and enterprise solutions to a base of more than 20,000 customers throughout North America. MYCOM Group is on the web at www.mycom.com and Broughton is on the web at www.broughton-int.com.


Three Months Ended September 30, 2000
Compared to Three Months Ended September 30, 2001

Result of Operations

Revenue increased $819,377 or 48% from $1,706,434 during the third quarter of 2000 to $2,525,811 in 2001. This increase is the result of increased product sales and the 13 weeks of sales from Mycom that are not included in the 2000 results of Broughton. Since the Broughton merger occurred April 16, 2001, and in substance Broughton acquired Mycom, Mycom results have not been consolidated into the 2000 financial statements.

Operating expenses increased $1,065,599 or 65% from $1,630,973 in 2000 to $2,696,572 in the third quarter of 2001. This increase was due primarily to the increased product sales as discussed above and increased expenses from operating a larger consolidated entity in 2001.

The company recognized losses from its 49% minority owned subsidiary of ($76,469) for the third quarter of 2001. The company expects this entity to be profitable in the fourth quarter of 2001.

Net income in the third quarter of 2000 was $74,655 compared to a loss of ($285,758) in the same period this year. The losses in 2001 were attributable to economic conditions throughout the United States during this period and significant reduction of business activities caused by the September 11th terrorism. The company expects much better performance in the fourth quarter due to: (1) higher product sales from Broughton International, Mycom's product sales division that has historically had a strong fourth quarter, (2) higher service revenue and (3) lower costs from continued integration and restructuring of the newly merged entities.

Nine Months Ended September 30, 2000
Compared to Nine Months Ended September 30, 2001

Result of Operations

Revenues increased $2,791,271 or 67% from $4,185,140 in 2000 to $6,976,411 in
2001. This increase is the result of increased product sales and the 24 weeks of sales from Mycom that are not included in the 2000 results of Broughton. Since the Broughton merger occurred April 16, 2001, and in substance Broughton acquired Mycom, Mycom results have not been consolidated into the 2000 financial statements.

Operating expenses increased $2,869,628 or 69% from $4,130,962 in 2000 to $7,000,590 in the nine months ended September 30, 2001. This increase was due primarily to the increased product sales as discussed above and increased expenses from operating a larger consolidated entity in 2001.

Net income in the first nine months of 2000 was $52,928 compared to a loss of ($183,713) in the same period this year. The losses in 2001 were attributable to economic conditions throughout the United States during this period and significant reduction of business activities caused by the September 11th terrorism. The company expects much better performance in the fourth quarter due to: (1) higher product sales from Broughton International, Mycom's product sales division that has historically had a strong fourth quarter, (2) higher service revenue and (3) lower costs from continued integration and restructuring of the newly merged entities.

Liquidity and Capital Resources

The company improved its liquidity and capital resources on April 17, 2001 with the merger documented in footnote 3. The company's credit line was increased from $600,000 to $1,000,000, and the interest rate was reduced from two percentage points over the bank's prime rate of interest to one percent over prime. In addition, the historical results of Broughton have been profitable, and since the April merger, the company has made significant reductions in costs that are expected to improve operating income. Management anticipates improved operating results in the fourth quarter of 2001 and during 2002.

The company (Broughton) had a positive working capital balance at December 31, 2000 of $24,207. At September 30, 2001 the combined entity showed a working capital deficit of $1,044,644. This deficit was caused by the acquisition of the working capital deficit of Mycom on April 16, 2001, the losses incurred in the third quarter of 2001, and investment activities, which include acquisitions. This deficit includes a line of credit balance of $858,812 at September 30, 2001 that the company expects to renew upon request with its bank. In spite of the losses recognized in the third quarter, the company expects to return to profitability in the fourth quarter of 2001 due to higher product and service revenue, as well as continued improvement in operating efficiencies since the merger in April 2001.

The company believes it has adequate capital resources to fund anticipated operations and potential growth for fiscal 2001 and 2002.





PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   No changes of substance have occurred from what was previously reported in the company's Form 10-QSB for the period ended June 30, 2001 per Rule 12b-2.

Item 2.  Changes in Securities

   On August 1, 2001, Mycom purchased certain sales accounts from Read Technologies, Inc. (Read). Read, a software reseller similar to Broughton International, Mycom's wholly owned subsidiary, sold specific accounts to Mycom. The terms of the agreement call for cash payments of $90,000 and 1,800,000 shares of Mycom common stock which was issued during the quarter ended September 30, 2001.





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

Date:   November 14, 2001