Form 10KSB
period 2001-12-31
MYCOM GROUP INC /NV/
filed 2002-04-01
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

        [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from: ______________ to ______________
                        Commission file number: 0-29836

                               MYCOM GROUP, INC.

         (Name of small business issuer as specified in its charter)

          NEVADA                                         33-0677545
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

602 MAIN STREET, SUITE 1200, CINCINNATI, OHIO              45202
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                  Issuer's telephone number: (513) 352-5560

    Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $.01 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,691,396

As of March 21, 2002 the aggregate market value of the Common Stock held by non-affiliates, approximately 21,476,706 shares of Common Stock, was approximately $859,000 based upon the price at which the stock was last sold of approximately $.04 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of March 21, 2002 was 71,308,606 shares.


DOCUMENTS INCORPORATED BY REFERENCE:  Items 9-12 of Part III, see Exhibit Index


Transitional Small Business Disclosure Format (check one): Yes [ ]; No [ X ]





                                     PART I
                CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                 THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
             DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the "safe harbor" provisions of federal securities laws, readers of this document and any document incorporated by reference herein, are advised that these documents contain both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.


ITEM 1. DESCRIPTION OF BUSINESS.

A. Business Development

Mycom Group, Inc. (Mycom), a Nevada corporation, is principally an enterprise communications and information management company headquartered in Cincinnati, Ohio. Bobbitt & Bransom, Inc. (dba Broughton International) (Broughton), an Ohio corporation, is a wholly-owned subsidiary of Mycom, and is primarily in the business of marketing software licenses and software maintenance agreements. Broughton and Mycom combined operations into one location during 2001.

MYCA Group, Inc. was incorporated in Ohio in August 1991. It changed its name to Mycom.com, Inc. on March 28, 2000, and then changed its name to Mycom Group, Inc. on August 1, 2000. Broughton was incorporated in Ohio on February 29, 1996.

References to "the Company" refer to the consolidated operations of Mycom and Broughton. The Company's principal office is located in Cincinnati, Ohio.

Bad Toys, Inc. was incorporated on April 21, 1995, in the State of Nevada. Its operations and headquarters were located in Kingsport, Tennessee from 1996 to the time of its business combination with Mycom discussed below. Bad Toys devoted the majority of its efforts from inception until early 1999 to the design and development of custom-built motorcycles. In April 1999, Bad Toys filed a Form 10SB to register its common stock under Section 12(g) the Securities Exchange Act of 1934. Shortly thereafter, trading in Bad Toys common stock commenced on the OTC Bulletin Board.


                             Business Combinations

Mycom completed a business combination with Broughton on April 16, 2001. Mycom issued 20,000,000 common shares, and a promissory note in the amount of $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton control the voting rights to 47 million shares (67%) of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination.

On August 23, 2000, a business combination of Mycom Group, Inc. (MGI), an Ohio corporation and Bad Toys, Inc., a Nevada corporation was completed. Prior to the business combination, Bad Toys, Inc. spun-off all its assets, liabilities and business thereby making Bad Toys, Inc. an inactive publicly traded company. Bad Toys, Inc. issued 39,500,000 shares of its common stock to the shareholders of MGI in exchange for 100% ownership of MGI. MGI was then merged into Bad Toys, Inc. with Bad Toys, Inc. being the surviving corporation. Bad Toys, Inc. then changed its name to Mycom Group, Inc. (Mycom), and retained its Nevada charter. As a result of the business combination with Bad Toys, Inc. shares of common stock outstanding increased by 8,892,006. The total shares issued and outstanding after the business combination totaled 48,392,006. Since the former shareholders of MGI owned approximately 73% of Mycom after the business combination, the transaction was accounted for as a reverse acquisition.



                               Minority Interest

The Company formed MYCOM Advertising, Inc. on July 28, 2000, for the purpose of distributing a 51 percent interest in its advertising business to an officer and director of the Company. MYCOM Advertising is a full-service advertising agency principally serving government agencies, educational institutions and businesses in the Ohio market. The Company retains a 49 percent interest in MYCOM Advertising, and is accounted for under the equity method of accounting on Mycom's financial statements.


B. Business of Issuer

Mycom provides a complementary mix of technology products and services. It markets a wide range of software, hardware and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom develops and markets new software applications using the mycomPRO brand name. In January of 2002, Mycom announced it had secured an exclusive distribution agreement on a new line of GoVisual software for use with Microsoft (R) Visio (TM). The Company's technical and communications services include networking; systems security; design, development and web enabling of e-business applications; database applications; online and classroom training and instructional design; communications services for large and medium-sized businesses; and technical
marketing and documentation services.   Mycom employs 50 people located in
Cincinnati, Ohio.


Software Product Reselling

Broughton has worked with leading corporations, government agencies, and professional organizations since 1984. Broughton's expert staff holds certifications from Microsoft, Citrix, and McAfee products, and for a number of leading help desk, security, contact management, emulation, and connectivity solutions. Broughton is a value-added reseller and business partner with leading technology companies such as Microsoft, IBM, Citrix, McAfee, and WRQ.

     Business Rationale:
     Continual improvements in software technologies over the past several years have created a challenging environment for the Information Technology (IT) manager. Professional software resellers who are knowledgeable of a wide range of competing products provide a valuable resource and source for these IT managers. Broughton provides an added dimension to this service as its staff holds certifications in many of the products that it sells, and can help the IT manager select the right software solution for their particular needs considering a wide range of products.

Enterprise Communications and Training

This business unit provides the content required to effectively deploy web-based and online applications through training, (which includes e-learning, or training content managed and accessed via the Internet), documentation and enterprise communications using various forms of multimedia. These services offer clients the ability to market, communicate and implement their web-based and online applications.

     Business Rationale:
     Advancements in technology over the past years have transformed the U.S. economy from a manufacturing-based economy to a knowledge-based economy. With globalization as a key strategy for major corporations, this new economy has created a complex work environment, which requires employees to be better educated and their skills to be continuously updated as a result of changes in work processes and emphasis on standardization across a global work environment.

     In addition, knowledge management is critical to corporations in protecting their intellectual assets. With this growing need for organization-wide learning and knowledge management, enterprise learning has become a competitive-advantage focus area for major corporations.

     E-learning will be a primary focal point of enterprise learning. Because of the flexibility/convenience, just-in-time, and dynamic benefits of e-learning, plus the potential savings in travel costs, corporations are using it as a cost-effective solution. For example, 20% to 30% of training costs are related to travel and transportation. Corporate focus on globalization further increases the need for comprehensive customized e-learning programs.

E-Business Technologies & Networking

This business capitalizes on corporations' objectives to use the internet, database, application software development and networking technologies as business tools to improve internal and external efficiencies and work processes by developing e-business solutions that meet corporate business needs.

     Business Rationale:
     The open architecture of the web has provided enormous opportunities to create e-business applications from legacy data, existing information systems and new work processes. These applications greatly improve internal operations, supply chain management processes, and customer, supplier and distributor relationships through real-time data and information. Major corporations plan to web-enable their operations for efficiency gains that impact the bottom line.

     The Company's networking design and maintenance services are targeted toward small to medium-sized businesses with expertise in: internet architecture, internet/network security, remote connectivity, network trouble-shooting, thin-client support and architecture. The company focuses on the following operating systems: Citrix MetaFrame, MS NT Server and Terminal Services, Novell, Linux, UNIX, IBM AS/400 and Exchange Server. The networking design and maintenance market continues to be a leading area of growth opportunity due to the rapid change in information technologies.

     Industry studies also indicate that businesses are turning more to third-party specialists in order to keep up with the rapid changes in technology. The trend toward outsourcing should continue to gain momentum. The pace of technological change is accelerating rapidly and is expected to continue this movement for the foreseeable future.

New Products & Services

During the 4th quarter of 2001, the Company introduced an internally developed, software application, mycomPRO (TM) Web Manager. This new product enables those with little or no web publishing experience to quickly and easily design, develop, publish, and maintain an Internet, intranet, or extranet web site. Businesses can professionally manage their web sites and intranet sites while
reducing consulting expenditures and technical staff.   The version of
mycomPRO (TM) Web Manager introduced in 2001 operates with a Lotus Notes (R) system on a Domino(R) Server. In businesses that do not use Lotus, mycomPRO (TM) Web Manager is available through an Application Service Provider (ASP). When this product is purchased through an ASP, the purchaser does not have to have a Domino server or Lotus Notes License but will be able to "rent" their use on a monthly basis.

The Company plans to release a Java-based version of mycomPRO Web Manager in the Spring of 2002. The new Java-based version will allow ease of use on a broad range of platforms, and enhances the line of mycomPRO (TM) products.

Competition

The Company competes in the commercial information technology services and training markets. These markets are highly competitive and served by numerous firms. In addition, these markets are driven by clients' business requirements and advances in technology. Participants in these markets include: other software resellers, systems consulting and integration firms, application software firms, training companies, and general management consulting firms. Most of these competitors are larger and have greater financial resources. In addition, clients may seek to increase their internal IT resources to satisfy their customer software development needs. To the degree the Company is successful in competing against such companies, some of the key leveraging factors are:

     *	Mycom offers end-to-end e-commerce products and services that leverage one another
     *	A North American customer base of 20,000 accounts from Broughton's product sales
     *	High customer satisfaction, which continues to bring new leads and follow-up work
     *	Integrated visual design and technology development skills
     *	Proven skills in enterprise training and technical documentation


Principal Suppliers

The Company purchases certain products, supplies, equipment and services from multiple vendors in the normal course of business. During the year ended December 31, 2001 the Company used two vendors for product distribution that amounted to 37% and 17%, respectively of the Company's total product distributions. The costs incurred for these two vendors were approximately $3,144,195 and $1,357,526, respectively.

Employees

The Company and its subsidiaries have approximately 50 employees, all of whom are full time.


C. Reports to Security Holders

The Company will provide a printed copy of this Form 10-KSB to any person upon request. It can also be obtained via the Company's website at http://www.mycom.com. You may request a copy of this or any other documents filed with Securities and Exchange Commission by the Company, including all Current Reports on Form 8-K and Quarterly Reports on Form 10-QSB, by calling Investor Relations at (513) 333-7035, emailing clehmann@mycom.com, or in writing to:
	         MYCOM Group, Inc.
                 Investor Relations
	         602 Main St. Suite 1200
	         Cincinnati, Ohio 45202

In addition to the opportunity to receive a mailed copy of this document from the Company, the public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains all filings, reports, proxy information and statement and other information regarding issuers that file electronically with the SEC, including the Company. The address of that site is http://www.sec.gov. A hyperlink to that address or to another website providing access to the Company's SEC filings is available also at the Company's website, http://www.mycom.com, along with other information about the Company of interest to investors.


ITEM 2. DESCRIPTION OF PROPERTY.

The Company owns no facilities or real property. It leases 17,780 square feet for its principal office location in downtown Cincinnati, Ohio. Upon the expiration or termination of this lease, the Company expects that it could obtain comparable office space on commercially reasonable terms. Management believes that its facilities are adequate to meet its current needs.


ITEM 3. LEGAL PROCEEDINGS.

On June 25, 2001, the Company and six individuals, including three former directors and one current director, were named as defendants in litigation captioned Larry Lunan and Susan Lunan v. Mycom Group, Inc., Patricia A. Massey,
G. Allan Massey, George W. Young, Joan Carroll, Kenneth R. Hall and Terry Seipelt, filed in the United States District Court for the Southern District of Ohio, in Cincinnati, Ohio. This litigation involves claims by Larry Lunan and Susan Lunan ("Plaintiffs"), allegedly arising from the following facts.

In March 2000, the Plaintiffs were the principal shareholders of the Company, then known as Bad Toys, Inc. ("Bad Toys"). Patricia Massey, G. Allan Massey, George W. Young and Joan Carroll were the shareholders and directors of Mycom Group, Inc., an Ohio corporation ("Myca"), not the same corporation as Mycom.
On March 31, 2000, Bad Toys and Myca entered into a Plan and Agreement of Merger (the "Original Merger Agreement") whereby Myca would merge with and into Bad Toys and Bad Toys would change its name to Mycom Group, Inc. The Original Merger Agreement contemplated that after the merger agreement was signed, Bad Toys would initiate a private placement of its shares to accredited investors to raise net proceeds of up to Two Million Dollars ($2,000,000). Of this amount, One Hundred Fifty Thousand Dollars ($150,000) was to be paid to a subsidiary ("Bad Toys Sub"), and One Hundred Fifty Thousand Dollars ($150,000) was to be paid to Plaintiffs (together with all of the Bad Toys Sub outstanding stock) to extinguish all remaining debts of Bad Toys owed to Plaintiffs (the "Original Lunan Payment Provisions").

On August 14, 2000, Bad Toys, Myca and Tricorp Financial, Inc. ("Tricorp") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Tricorp agreed to purchase six million shares of Bad Toys common stock and pay for the stock in two payments.

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

Subsequent to the closing of the business combination, Tricorp defaulted on its obligations to purchase six million (6,000,000) shares of the Issuer's common stock. As a result, no payments have been made to the Plaintiffs under the Closing Agreement.

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

At this time, the case is in the discovery stage. Based upon information currently available to management, the Company intends to deny the Plaintiffs' allegations and vigorously defend its position. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year 2001.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "MYCO". Prior to August 23, 2000, the Common Stock traded under the symbol "BDTY".

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.


                                            Common Stock

        Quarter Ended                 High Bid         Low Bid
        -------------                 --------         -------

        December 31, 2001               $0.05           $0.03
        September 30, 2001              $0.10           $0.03
        June 30, 2001                   $0.38           $0.09
        March 31, 2001                  $0.72           $0.11

        December 31, 2000               $1.13           $0.13
        September 30, 2000              $2.13           $0.76
        June 30, 2000                   $2.88           $0.66
        March 31, 2000                  $2.38           $0.25


Common Shareholders

As of March 22, 2002, there were 71,308,606 shares of the Company's common stock outstanding held of record by 213 persons. (This number of persons does not include beneficial owners who hold shares at broker/dealers in "street name").


Recent Sales of Unregistered Securities

On December 31, 2001 the Company sold 500,000 shares of preferred, series A stock to a non-related, private investor for $75,000 ($.15 per share). The sale of these shares was not registered. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals the original $75,000 invested.

The Company also issued 666,667 shares of series A preferred stock in January 2002 for a purchase price of $100,000 under the same terms stated above. There are 10,000,000 shares of series A preferred stock authorized of which 1,166,667 have been issued as of March 21, 2002. The Company continues to offer series A preferred shares to certain private investors.


Dividends-Common Shares

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

In connection with the "safe harbor" provisions of federal securities laws, readers of this document and any document incorporated by reference herein, are advised that these documents contain both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.



                         YEAR ENDED DECEMBER 31, 2001
                COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

General

Mycom completed a business combination with Broughton on April 16, 2001. Mycom issued 20,000,000 common shares and a promissory note in the amount of $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton control the voting rights of 47 million shares (67%) of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination. Therefore, the 2000 operating statement information includes only the operations of Broughton. The 2001 operating statement information includes 12 months of Broughton and
8.5 months of Mycom consulting services.

Revenues

Revenues in 2001 grew 68% from 2000 levels. Software product sales from Broughton grew by 34% in 2001 from $5.8M to $7.7M. Mycom consulting revenue in 2001 amounted to $2.0M and represented the rest of the increase, as there was no Mycom consulting revenue in 2000 to compare with 2001. Broughton's product growth was up in all major product categories, and no one customer represents 10% or more of the Company's business.

Operating Costs and Expenses

Operating expenses increased 70% from $5.8M to $9.8M due primarily to higher revenues. Due to merging Broughton and Mycom, general and administrative expenses were reduced during the course of the year, and will be lower for 2002. The Company has reduced total employees during the year from 80 to 50 as a result of combining the two companies, and due to lower levels of consulting services revenue. During the year the Company also moved the operations of Broughton to Mycom's facilities where there was excess space available, and considerable cost savings have been realized.

Interest Expense

Interest expense grew from $8k in 2000 to $90k in 2001 due to Mycom debt acquired in the merger and new debt issued to the former shareholders of Broughton to fund the merger. Broughton had no debt at the time the business combination took place.

Net (Loss)

Net (loss) increased from $9k in 2000 to $273k in 2001 due the services portion of Mycom's business. This particular part of the business was over staffed at the time Broughton and Mycom merged, based on planned projects with customers. Some or portions of those customer projects were postponed or cancelled due to economic or other reasons. The new management team reduced staff substantially initially and during the course of the year as economic conditions in Mycom's industry continued to affect the Company. Presently, the Company is close to full utilization with a smaller consulting staff, and believes it is positioned for better operating results in 2002.


Liquidity and Capital Resources

The Company has a net working capital deficiency, which normally raises substantial doubts about its ability to continue as a going concern without additional capital or a change in operating performance. At present, the Company has net working capital deficit of approximately $1.2 million that includes a bank line of credit of $1,000,000 that is due for renewal on April 16, 2002. The Company believes its bank will renew this credit facility, and the Company expects improved operating performance in 2002. In addition, management is pursuing remedies that include private placements of additional equity capital, and sold an additional $100,000 of preferred shares in January 2002. Management believes the Company will succeed in meeting its obligations through the above means.

The Company had a total stockholders' equity of $527K and a working capital deficit of $1.2M at December 31, 2001. Short-term bank financing and cash from operations funded the Company's 2001 losses. Information concerning the Company's bank line of credit and notes payable can be found in Note 2 of the Notes to Consolidated Financial Statements.



ITEM 7. FINANCIAL STATEMENTS.

The information required by Item 7 and an index thereto commences on page F-1, following this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.





                         INDEX TO FINANCIAL STATEMENTS
                MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                           FINANCIAL STATEMENTS
           WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Certified Public Accountants                    F-1

Consolidated Financial Statements:

         Consolidated Balance Sheets                                  F-2

         Consolidated Statements of Operations                        F-3

         Consolidated Statement of Changes in Stockholders' Equity    F-4

         Consolidated Statements of Cash Flows                        F-5

         Notes to Consolidated Financial Statements                   F-6-13




                                      F-1
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Mycom Group, Inc.
Cincinnati, OH

We have audited the accompanying consolidated balance sheets of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2000 and December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2000 and 2001, and the results of its operations, changes in stockholders' equity and cash flows for the two years ended December 31, 2000 and December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211
March 13, 2001





                                      F-2
                MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                            December 31, 2000     December 31, 2001
                                                            -----------------     -----------------
Cash                                                            $   46,655            $   89,830
Accounts receivable, net of allowance for doubtful accounts
 of $76,457 at December 31, 2001                                   943,145             1,606,029
Prepaid expenses and other                                          25,466                43,668
                                                                 ----------            ----------
                                      Total current assets       1,015,266             1,739,527

Fixed Assets
 Leasehold improvements                                                                   23,605
 Office furniture and equipment                                    261,900               661,591
Accumulated amortization & depreciation                           (156,260)             (415,150)
                                                                 ----------            ----------
                                      Fixed assets, net            105,640               270,046

Software development                                                                     174,027
Goodwill, net of accumulated amortization
  of $170,984 at December 31, 2000,
  $340,834 at December 31, 2001	                                   195,410             2,241,640
Other assets                                                         8,239                 9,920
                                                                 ---------            ----------
                                           TOTAL ASSETS         $1,320,199            $4,435,160
                                                                 ==========           ===========



                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                        $  991,059            $1,685,855
   Accounts payable-minority affiliate				                         162,024
   Notes and current maturities of notes                                               1,065,851
   Current maturities of obligations under capital leases                                 29,066
                                                               -----------            ----------
                                    Total current liabilities      991,059             2,942,796

   Notes payable, net of current maturities                                               61,474
   Notes payable, related parties (see Note 2)                                           810,687
   Lease obligations                                                                      13,959
   Other             							                  79,592
                                                                ----------            ----------
                                         TOTAL LIABILITIES         991,059             3,908,507
                                                                ==========            ==========

   Commitments and contingencies (notes 1, 2, 3, 4, 5, 6, 7, 9, and 10)

Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares
    authorized, 500,000 issued and outstanding                         --                 75,000

   Common stock, $.01 par value, 90,000,000 shares authorized,
    47,000,000 issued and outstanding at December 31, 2000,
    and 71,308,606 issued and outstanding at
    December 31, 2001                                             209,000                604,914

   Retained earnings (accumulated deficit)                        120,140               (153,261)
                                                                ----------             ----------
TOTAL STOCKHOLDERS' EQUITY                                        329,140                526,653
                                                                ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $1,320,199             $4,435,160
                                                                ==========             ==========

The accompanying notes are an integral part of the financial statements.



                                      F-3
                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           YEAR ENDED DECEMBER 31



                                                      2000                 2001
                                                  ------------        ------------

Revenue                                           $  5,770,098        $  9,691,396
                                                  ------------        ------------
Expenses:
Cost of products sold                                4,373,588           6,087,919
Labor and benefits                                   1,161,656           3,017,501
Depreciation and amortization                           77,530             271,764
Rent                                                    55,035             174,420
Other                                                  105,617             288,145
                                                  ------------        ------------
                    Total                            5,773,426           9,839,748
                                                  ------------        ------------
 (Loss) from operations                                 (3,228)           (148,352)
                                                  ------------        ------------

Other (expense):
 (Loss) on disposition of equipment                                        (10,878)
 Interest income                                         2,275
 Interest expense                                       (8,002)            (90,040)
 (Loss) from unconsolidated subsidiary                                     (24,160)
                                                  ------------        ------------
(Loss) before provision for income taxes                (9,005)           (273,400)

Provision for deferred income tax credit                 3,455

                                                  ------------        ------------
     Net (loss)                                   $    (12,510)       $   (273,400)
                                                  ============        ============

Per share information:
 Net (loss) per share                                    (nil)               (nil)
                                                  ============        ============
Weighted average common shares,
  outstanding                                       47,000,000          64,317,575
                                                  ============        ============


The accompanying notes are an integral part of the financial statements.



                                      F-4
                  MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the period from January 1, 2000 through December 31, 2001


                        Preferred Stock           Common Stock          Retained      Total
                                                                        Earnings

                        Shares    Amount       Shares      Amount
Balance at
January 1, 2000          --        $--       47,000,000    $209,000     $132,650    $341,650

Net (loss) for
year ended
December 31, 2000                                                        (12,510)    (12,510)
                      --------    -------    ----------    --------     --------    --------
Balance
December 31, 2000        --        $--       47,000,000    $209,000     $120,140    $329,140

Reorganization/
recapitalization                             22,418,106     298,614                  298,614

Sale of preferred
stock                  500,000     75,000                                             75,000

Net (loss) for
year ended
December 31, 2001                                                       (273,400)   (273,400)

Stock for services                               90,500       7,300                    7,300

Stock issued for
Acquisition                                   1,800,000      90,000                   90,000

Balance
December 31, 2001      500,000    $75,000    71,308,606    $604,914    $(153,260)   $526,654
                       =======    =======    ==========    ========    =========    ========


The accompanying notes are an integral part of the financial statements.


                                      F-5
                MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Year Ended December 31
                                                            2000                  2001

Net(loss)                                               $ (12,510)             $(273,400)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
 Depreciation                                              77,530                271,764
 Stock for services                                            --                  7,300
 Proceeds on disposal of fixed assets                                             10,950
 Decrease (increase) in:
   Accounts receivable                                   (289,721)               408,981
   Prepaid and other                                                             (22,521)
 Increase (decrease) in:
   Accounts payable and accrued expenses                  220,777               (125,897)
   Accounts payable-affiliate                                                    162,024
                                                        ---------              ---------
   Net cash provided by (used in) operating activities     (3,924)               439,201
                                                        ---------              ---------
Cash flows from investing activities:
 Purchases of property and equipment and other             (9,515)               (70,765)
 Investment in acquisitions                                                     (280,514)
 Investment in software development                                             (174,027)
                                                        ---------              ---------
   Net cash (used in) investing activities                 (9,515)              (525,306)
                                                        ---------              ---------
Cash flows from financing activities:
 Capital leases                                                                  (19,962)
 Capital advances on long-term financing                                         150,000
 Sale of preferred stock                                                          75,000
 Other                                                                            79,592
 Payments on long-term financing                                                (210,915)
 Changes in line of credit                               (100,000)                55,000
                                                        ---------              ---------
    Net cash provided by (used in)financing activities   (100,000)               128,715
                                                        ---------              ---------
    Net increase (decrease) in cash                      (113,400)                42,610

Cash and cash equivalents:
 Beginning of year                                        160,095                 46,655
 Cash acquired in business combination                                               565
                                                        ---------              ---------
 End of Year                                            $  46,655              $  42,610
                                                        =========              =========
Schedule of non-cash financing and investing activities
 Realization of goodwill from acquisitions                                    (1,932,761)
 Recapitalization of retained earnings from acquisition                          700,120
 Recapitalization of paid in capital from acquisition                          1,097,661
 Recapitalization of common stock from acquisition                                    20
 Issuance of capital stock for acquisition                                        90,000
 Increase in notes payable from acquisition                                    1,220,714
 Decrease in paid in capital for issuance of notes payable                    (1,175,714)
                                                        ---------              ---------
    Net cash used in non-cash activities                       --                     --
                                                        ---------              ---------
Supplemental cash flow information:
 Cash paid for interest                                 $   8,002              $  78,382
                                                        =========              =========
 Cash paid for income taxes                             $   3,455              $      --
                                                        =========              =========

The accompanying notes are an integral part of the financial statements


                                      F-6
                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Summary of Significant Accounting Policies


                          Description of Business

Mycom Group, Inc. (Mycom), a Nevada corporation, is principally an enterprise communications and information management company providing such services as multimedia design and marketing, web design and web applications for businesses headquartered in the United States. Bobbitt & Bransom, Inc. (dba Broughton International) (Broughton), an Ohio corporation, is a wholly-owned subsidiary of Mycom, and is primarily in the business of marketing software licenses and software maintenance agreements. Broughton's customer base is principally in North America.

References to "the Company" refer to the consolidated operations of Mycom and Broughton. The Company's principal office is located in Cincinnati, Ohio.


                          Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations and has a net working capital deficiency, which raise substantial doubts about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.


                           Business Combinations

Mycom completed a business combination with Broughton on April 16, 2001.
Mycom issued 20,000,000 common shares, and a promissory note in the amount of $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton control the voting rights of 47 million shares (67%) of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination.

On August 23, 2000, a business combination of Mycom Group, Inc. (MGI), an Ohio corporation and Bad Toys, Inc., a Nevada corporation was completed. Prior to the business combination, Bad Toys, Inc. spun-off all its assets, liabilities and business thereby making Bad Toys, Inc. an inactive publicly traded company. Bad Toys, Inc. issued 39,500,000 shares of its common stock to the shareholders of MGI in exchange for 100% ownership of MGI. MGI was then merged into Bad Toys, Inc. with Bad Toys, Inc. being the survivor corporation. Bad Toys, Inc. then changed its name to Mycom Group, Inc. (Mycom), and retained its Nevada charter. Immediately prior to the business combination, Bad Toys, Inc. had approximately 14,892,006 shares of common stock outstanding, including 6,000,000 common shares issued August 14, 2000, pursuant to a stock subscription agreement. Certain Bad Toys, Inc. shareholders agreed to return to the treasury 500,000 shares of Bad Toys, Inc. stock. Since the former shareholders of MGI owned approximately 73% of Mycom after the business combination, the transaction was accounted for as a reverse acquisition. As a part of the due diligence reviews prior to this business combination, it was determined that certain regulatory filings had not been made by Bad Toys, Inc., resulting in rescission rights to certain prior investors in Bad Toys, Inc. A contingent liability relates to this matter, the ultimate resolution and amount of which cannot presently be determined. The value of these shares at the time of issuance, which have not had the statute of limitations expire, total $388,500. Management believes any resolution of this contingent liability will not have a material effect on the Company's financial statements.


                       Principles of Consolidation

The consolidated financial statements include the accounts of Broughton for the two years ended December 31, 2001 and the accounts of Mycom from the April 16, 2001 date of acquisition through December 31, 2001. All intercompany accounts have been eliminated.


                                      F-7
                MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             Property and Equipment

Property and equipment are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, ranging from 2 to 10 years.


                              Per Share Information

Per share information is determined using the weighted average number of shares outstanding during the periods indicated.


                            Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.


                                 Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                Product Development

The Company recently had one major product under development as part of its e-business. During 2000, the Company incurred an immaterial amount in labor and other costs related to development (the Company was primarily a reseller of software products in 2000). During the year ended December 31, 2001, development costs were primarily incurred by the Mycom entity prior to the business combination on April 16, 2001, and are therefore not included in these financial statements. These costs were expensed as incurred. During 2001, after all research and development costs were completed and technological feasibility of the software product was established, production costs were capitalized totaling $172,500 and are amortized on a product-by-product basis. Accumulated amortization totaled $3,184 at December 31, 2001.


                                     Advertising

Advertising costs are charged to operations when incurred. Advertising and promotional costs are offset by contributions from vendors and these net expenses were $7,565 and $13,577 for the years ended December 31, 2000 and 2001, respectively.


                                 Revenue Recognition

The Company recognizes revenue from services performed in the periods the services are performed and provides an allowance for doubtful accounts based on Company historical experience. The Company recognizes revenue from marketing of computer software and software maintenance agreements upon the customer placing the order. Direct shipment of the product by the independent distributors are normally within two days and therefore no material differences exist in the revenue recognition based on shipments as compared to the order date. General and administrative expenses are expensed as incurred.


                                     Income Taxes

The Company uses accelerated depreciation methods for computing depreciation for income tax reporting and the straight-line method for financial statement reporting purposes. The Company uses a ten-year life for amortization of goodwill for financial statement purposes and a fifteen-year life for income tax reporting.


                                    Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 2001, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally North America. The Company does not require collateral for its trade accounts receivables.


                                      F-8
                   MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2000 the Company used two distributors for product distribution that amounted to 59% and 19%, respectively of the Company's total product distributions. The costs incurred for these two distributors were approximately $2,595,116 and $811,446, respectively. During the year ended December 31, 2001 the Company used two distributors for product distribution that amounted to 37% and 17%, respectively of the Company's total product distributions. The costs incurred for these two distributors were approximately $3,144,195 and $1,357,526, respectively.


                          Allowance for Doubtful Accounts

The Company had allowances for doubtful accounts of $0 at December 31, 2000, and $76,456 at December 31, 2001, respectively. Prior to the business combination of Mycom and Broughton, Broughton had no history of bad debts, and accordingly, did not provide an allowance for doubtful accounts.


                                 Intangible Assets

Intangible assets consisting of goodwill, and software development are reviewed at least quarterly, to determine if there is any impairment in these carrying values. As of December 31, 2001, the Company believes that there is no impairment in the value of its intangible assets.


2) Line of Credit and Notes Payable

The Company has available $1,000,000 under a revolving credit agreement that expires April 16, 2002. At December 31, 2000, the Company had $0 outstanding on the line of credit. At December 31, 2001, the Company had $627,811 outstanding on the line of credit. The line of credit bears interest at a variable rate of 1 percentage point over prime with a current rate of 5.75%.

Notes payable consisted of the following:                     December 31, 2001

Bank line of credit                                                   $627,811

Term note payable to bank, payable in monthly
installments of $7,447 including interest at
the bank's prime rate plus 1%, final payment
due January 21, 2003.                                                   87,204

Term note payable to bank, payable in monthly
installments of $4,770 including interest at
the bank's prime rate plus 1%,
final payment due April 16, 2004                                       118,714

Term note payable to Rob R. Bransom (Chairman & CEO)
payable in quarterly installments of $36,111.11 at
4.17%, final payment due November 15, 2005.                            529,641

Term note payable to James T. Bobbitt (President & COO)
payable in quarterly installments of $36,111.11 at
4.17%, final payment due November 15, 2005.                            529,641
                                                                     ---------
                                                                     1,893,011
Less: amounts due within one year                                    1,020,850
                                                                     ---------
Long-term portion                                                     $872,161
                                                                      ========




                                F-9
             MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of the notes payable as of December 31, 2001 are as follows:

              2002                                $393,040
              2003                                 319,653
              2004                                 270,980
              2005                                 281,528
                                                  --------
                                                $1,265,201
                                                 =========


The bank line of credit and the term note payable to the bank are collateralized by substantially all of the assets of the Company and subject to certain financial covenants. The Company is in compliance, or has obtained waiver from its bank for all financial covenants as of December 31, 2001.


3) Retirement and Stock Plans

The Company sponsors, for all employees, a salary deferral plan, whereby employees can elect to have a portion of their salary deferred. The Company contributes a match based on a percentage which is determined before the end of each plan year. Matching contributions totaled $0, and $25,679 for the years ended December 31, 2000 and 2001, respectively. All such elective deferrals are not subject to current income tax, and are held by a third-party trustee.

On December 12, 2000, the Company adopted a non-qualified stock/option plan which includes a total of 5,000,000 shares of common stock for direct issuance or issuance pursuant to the exercise of options. The authority to determine the persons to whom shares shall be issued or options shall be granted, the amount of such options, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised and certain other provisions of each option shall be vested in the Company's Board of Directors. This plan was included in a Form S-8 registration with the Securities and Exchange Commission on February 20, 2001.


4) Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on the provision of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Under FAS 109, measurement is computed using applicable current tax rates. Management has used a 30% combined federal and state rate for purposes of calculating deferred taxes.

As of December 31, 2000, there were no current or deferred income taxes payable. As of December 31, 2001, the Company had total deferred tax assets of approximately $314,000 due to operating loss carry-forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $314,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2001.

At December 31, 2001, the Company has net operating loss carry-forwards totaling approximately $1,047,000, that may be offset against future taxable income in various years through 2020. A change in control of the Company could result in limitations and restrictions on use of the loss carry-forwards.



                                      F-10
                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5) Leases

The Company rents its office facilities and various equipment under leases classified as operating leases. Future minimum lease payments are as follows:
2002, $215,725 ; 2003, $215,640; 2004, $217,789;  2005, $224,018;  2006,
$176,230.

The Company is a lessee under capital leases of various computer equipment and furniture expiring at various dates through January 1, 2003. Future minimum lease payments required under these capital leases are as follows:

                                                  December 31, 2001
                                                  -----------------

                   2002                                 $34,986
                   2003                                  13,570
                                                        -------
                                                         48,556

Less amount representing interest                         6,824
                                                        -------
Net present value of minimum lease
obligations                                              41,732
Less current portion                                     29,066
                                                        -------
Long-term portion                                       $12,666
                                                        =======

Property and equipment includes $92,706 cost and $20,803 accumulated depreciation related to these leased assets at December 31, 2000 and $92,706 and $42,479 at December 31, 2001. Depreciation expense includes $12,981 and $21,676 in 2000 and 2001, respectively.


6) Customer Concentrations

For the years ended December 31, 2000 and 2001, the Company had no customers that individually totaled 10% or more of the Company's revenue.




                                      F-11
                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7) Reverse Acquisition

See Footnote 1, Business Combinations for a description of the business combination between Mycom and Broughton. The Company accounted for the acquisition of the common stock of Broughton as a reverse acquisition purchase. The detailed accounting for the assets and liabilities acquired in the acquisition, including Goodwill is as follows:

          ASSETS

          Cash                                           $      565
          Accounts receivable, net of allowance           1,071,865
          Prepaid expenses                                   18,830
          Property and equipment, net of depreciation       183,336
          Other assets                                       15,534
                                                          ---------
             Total Assets                                 1,290,130
                                                          ---------

          LIABILITIES

          Accounts payable & accrued expenses               820,693
          Current maturities of notes payable               642,119
          Current maturities of capital leases               31,918
                                                          ---------
             Total current liabilities                    1,494,730
                                                          ---------
          Notes payable, net of current maturities           77,092
          Obligations under capital leases, net of current   31,069
                                                          ---------
             Total Liabilities                            1,602,891
                                                          ---------
          DEFICIT                                         (312,761)
                                                          ---------
          ACQUISITION PAYMENT -

          Common stock issued                             1,485,000

          GOODWILL RECORDED                              $1,797,761
                                                          ---------


The Company recorded goodwill as a result of this business combination in the amount of $1,797,761 that is being amortized over 10 years.



                                      F-12
                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7) Reverse Acquisition- continued

The following table provides pro-forma information that assumes the business combination occurred at the beginning of year 2000, and the operations were combined for each of the two full years 2000 and 2001:


     Mycom Group, Inc. and Consolidated Subsidiary Bobbitt & Bransom, Inc.
                       Pro Forma Statement of Operations
          for the twelve month periods ended December 31, 2000 & 2001
                                   (unaudited)



                                                          2000         2001
                                                          ----         ----

      Revenue                                        $ 10,035,100   $11,081,928

      Operating Expenses
        Cost of products                                4,373,588     6,091,734
        Labor and benefits                              4,726,352     4,240,359
        Depreciation & amortization                       329,854       337,364
        Rent                                              262,012       237,377
        Other                                           1,152,214       426,691
                                                     ------------   -----------
        Total operating expenses                       10,844,020    11,333,525
                                                     ------------   -----------

      Income (loss) from operations                     (808,920)     (251,597)

      Other income (expense)
        Interest income (expense)                       (109,426)     (160,676)

                                                     ------------   -----------
      Income (loss) before provision for income taxes   (918,346)     (412,273)
                                                     ------------   -----------

      Provision for income taxes (credit)               (184,364)         0

                                                     ------------   -----------
      Net income (loss)                              $  (733,982)   $ (412,273)
                                                     ============   ===========

      Net income (loss) per share                    $    (0.010)   $   (0.006)

      Weighted average common shares outstanding       71,317,575    71,317,575


8) Preferred Stock and Common Stock

The Company has 10,000,000 shares of $.01 par value preferred stock authorized and 500,000 were issued as of December 31, 2001 as Series A preferred shares. Series A preferred shares were sold at $.15 per share and are convertible to common shares (on a 1 for 1 basis) over a five year period, and require quarterly cash dividends at a annual rate of 8%. In January 2001, an additional 666,667 Series A preferred shares were sold. The 10,000,000 shares of preferred stock and an increase to 90,000,000 authorized shares of common stock were provided for in amended articles of incorporation dated August 18, 2000.



                                      F-13
                  MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9) Litigation

On June 25, 2001, the Company and six individuals, including three former directors and one current director, were named as defendants in litigation captioned Larry Lunan and Susan Lunan v. Mycom Group, Inc., Patricia A. Massey,
G. Allan Massey, George W. Young, Joan Carroll, Kenneth R. Hall and Terry Seipelt, filed in the United States District Court for the Southern District of Ohio, in Cincinnati, Ohio. This litigation involves claims by Larry Lunan and Susan Lunan ("Plaintiffs"), allegedly arising from the following facts.

In March 2000, the Plaintiffs were the principal shareholders of the Company, then known as Bad Toys, Inc. ("Bad Toys"). Patricia Massey, G. Allan Massey, George W. Young and Joan Carroll were the shareholders and directors of Mycom Group, Inc., an Ohio corporation ("Myca"), not the same corporation as the Issuer. On March 31, 2000, Bad Toys and Myca entered into a Plan and Agreement of Merger (the "Original Merger Agreement") whereby Myca would merge with and into Bad Toys and Bad Toys' would change its name to Mycom Group, Inc., the Issuer. The Original Merger Agreement contemplated that after the merger agreement was signed, Bad Toys would initiate a private placement of its shares to accredited investors to raise net proceeds of up to Two Million Dollars ($2,000,000). Of this amount, One Hundred Fifty Thousand Dollars ($150,000) was to be paid to a subsidiary ("Bad Toys Sub"), and One Hundred Fifty Thousand Dollars ($150,000) was to be paid to Plaintiffs (together with all of the Bad Toys Sub outstanding stock) to extinguish all remaining debts of Bad Toys owed to Plaintiffs (the "Original Lunan Payment Provisions").

On August 14, 2000, Bad Toys, Myca and Tricorp Financial, Inc. ("Tricorp") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which Tricorp agreed to purchase six million shares of Bad Toys common stock and pay for the stock in two payments.

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

Subsequent to the closing of the business combination, Tricorp defaulted on its obligations to purchase six million (6,000,000) shares of the Issuer's common stock. As a result, no payments have been made to the Plaintiffs under the Closing Agreement.

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

At this time, the case is in the discovery stage. Based upon information currently available to management, the company intends to deny the Plaintiffs' allegations and vigorously defend its position. A contingency exists with respect to this matter, the ultimate resolution of which, cannot presently be determined.


10) Employment and Consulting Agreements

The Company entered into employment agreements with three of its executive officers during 2001. These agreements are all for three year terms which began April 17, 2001. Annual salaries related to these agreements are $250,000, $250,000, and $120,000 respectively. The agreements may be terminated for cause. The agreements may also be terminated without cause by the Company which would result in a termination penalty equal to one year of base salaries, plus other benefits or bonuses, if applicable.




                                    PART III
   ITEMS 9-12.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

This information required by Part III is hereby incorporated by reference to the Company's definitive proxy statement to be filed on or before April 30, 2002.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

 Exhibit
 Number   Description
 ------   -----------

  2.1 Agreement and Plan of Reorganization, incorporated by reference, Exhibit B-Schedule 13D filed May 7, 2001

  2.2	  $587,857.03 Promissory Note from Mycom Group, Inc. to James T. Bobbitt
               Incorporated by reference, Exhibit 2(b) to Form 8-K filed
               May 2, 2001

  2.3	  $587,857.03 Promissory Note from Mycom Group, Inc. to Rob R. Bransom
               Incorporated by reference, Exhibit 2(c) to Form 8-K filed
               May 2, 2001

  2.4     Stock Purchase Agreement, incorporated by reference,
          Exhibit A-Schedule 13D filed May 7, 2001

  2.5	  $253,440.99 Promissory Note from Broughton Acquisition, LLC to
          Joan Carroll Incorporated by reference, Exhibit 2(e) to Form 8-K filed
               May 2, 2001

  2.6     $234,667.58 Promissory Note from Broughton Acquisition, LLC to
          Patti Massey Incorporated by reference, Exhibit 2(f) to Form 8-K filed
               May 2, 2001

  2.7     $187,734.06 Promissory Note from Broughton Acquisition, LLC to
          Allan Massey Incorporated by reference, Exhibit 2(g) to Form 8-K filed
               May 2, 2001

  2.8     $262,827.69 Promissory Note from Broughton Acquisition, LLC to
          George Young Incorporated by reference, Exhibit 2(h) to Form 8-K filed
               May 2, 2001

  2.9	  Escrow Agreement by and among Allan Massey, Patti Massey,
          Joan Carroll, George Young and Broughton Acquisition, LLC, and Joan Carroll and James T. Bobbitt as Escrow Agent
               Incorporated by reference, Exhibit 2(i) to Form 8-K filed May 2, 2001

  3.1	  Bylaws of Mycom Group, Inc - Incorporated by reference to Exhibit 3.1 of Form 10SB filed February 24. 1999

  3.2 Articles of Incorporation, as amended and currently in effect, of Mycom Group, Inc. Incorporated by reference to
               Exhibit 3.0 of Form 8-K filed September 8, 2000.

 10.1 Employment Agreement between the Company and Rob R. Bransom, dated April 16, 2001. (filed herewith)

 10.2 Employment Agreement between the Company and James T. Bobbitt, dated April 16, 2001. (filed herewith)

 10.3 Employment Agreement between the Company and T. Clay Lehmann, dated April 16, 2001. (filed herewith)

 10.4     Share Purchase Agreement for Series A Preferred Shares
          (filed herewith)

 21.1     List of Subsidiaries of the Registrant as of April 1, 2002
          (filed herewith)



(b) Reports on Form 8-K

During the quarter ended December 31, 2001, the Company filed no Reports on Form 8-K:


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002.

                                        MYCOM GROUP, INC.

                                  By: /s/ Rob R. Bransom
                                      ------------------------------------------
                                      Rob R. Bransom, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By: /s/ Rob R. Bransom
                                      ------------------------------------------
                                      Rob R. Bransom, Chief Executive Officer
                                                      and Director

Date: April 1, 2001

                                  By: /s/ James T. Bobbitt
                                      ------------------------------------------
                                      James T. Bobbitt, President,
                                          Chief Operating Officer and Director

Date: April 1, 2001

                                  By: /s/ T. Clay Lehmann
                                      ------------------------------------------
                                      T. Clay Lehmann, Vice President,
                                                 Finance and Chief Financial &
                                                 Accounting Officer

Date: April 1, 2001

                                  By: /s/ George W. Young
                                      ------------------------------------------
                                      George W. Young, Executive Vice President
                                                       and Director

Date: April 1, 2001




                                 EXHIBIT INDEX

 Exhibit
 Number   Description
 ------   -----------

  2.1 Agreement and Plan of Reorganization, incorporated by reference, Exhibit B-Schedule 13D filed May 7, 2001

  2.2	  $587,857.03 Promissory Note from Mycom Group, Inc. to James T. Bobbitt
               Incorporated by reference, Exhibit 2(b) to Form 8-K filed
               May 2, 2001

  2.3	  $587,857.03 Promissory Note from Mycom Group, Inc. to Rob R. Bransom
               Incorporated by reference, Exhibit 2(c) to Form 8-K filed
               May 2, 2001

  2.4     Stock Purchase Agreement, incorporated by reference,
          Exhibit A-Schedule 13D filed May 7, 2001

  2.5	  $253,440.99 Promissory Note from Broughton Acquisition, LLC to
          Joan Carroll Incorporated by reference, Exhibit 2(e) to Form 8-K filed
               May 2, 2001

  2.6     $234,667.58 Promissory Note from Broughton Acquisition, LLC to
          Patti Massey Incorporated by reference, Exhibit 2(f) to Form 8-K filed
               May 2, 2001

  2.7     $187,734.06 Promissory Note from Broughton Acquisition, LLC to
          Allan Massey Incorporated by reference, Exhibit 2(g) to Form 8-K filed
               May 2, 2001

  2.8     $262,827.69 Promissory Note from Broughton Acquisition, LLC to
          George Young Incorporated by reference, Exhibit 2(h) to Form 8-K filed
               May 2, 2001

  2.9	  Escrow Agreement by and among Allan Massey, Patti Massey,
          Joan Carroll, George Young and Broughton Acquisition, LLC, and Joan Carroll and James T. Bobbitt as Escrow Agent
               Incorporated by reference, Exhibit 2(i) to Form 8-K filed May 2, 2001

  3.1	  Bylaws of Mycom Group, Inc - Incorporated by reference to Exhibit 3.1 of Form 10SB filed February 24. 1999

  3.2 Articles of Incorporation, as amended and currently in effect, of Mycom Group, Inc. Incorporated by reference to
               Exhibit 3.0 of Form 8-K filed September 8, 2000.

 10.1 Employment Agreement between the Company and Rob R. Bransom, dated April 16, 2001. (filed herewith)

 10.2 Employment Agreement between the Company and James T. Bobbitt, dated April 16, 2001. (filed herewith)

 10.3 Employment Agreement between the Company and T. Clay Lehmann, dated April 16, 2001. (filed herewith)

 10.4     Share Purchase Agreement for Series A Preferred Shares
          (filed herewith)

 21.1     List of Subsidiaries of the Registrant as of April 1, 2002
          (filed herewith)




Exhibit 10.1

                              EMPLOYMENT AGREEMENT

This Employment Agreement (this "Agreement") is made effective as of_________________, by and between Mycom Group, Inc., a Nevada Corporation headquartered at 602 main Street, Cincinnati, Ohio 45202, known hereafter as ("Mycom"), and Rob R. Bransom, 10400 Carriage Trail, Cincinnati, Ohio 45242, known hereafter as ("Bransom").

        A. Mycom is engaged in the business of Computer and Technology related Consulting, Integration, Development, Training and Product Marketing and Sales. Bransom will primarily perform the job duties at the following locations: Mycom Group, Inc, 602 Main Street, Cincinnati, Ohio 45202, and Broughton International, 4243 Hunt Road, Suite 215, Cincinnati, Ohio 45242.

        B. Mycom desires to have the services of Bransom.

        C. Bransom is willing to be employed by Mycom.

   Therefore, the parties agree as follows:

   1.	EMPLOYMENT.  Mycom shall employ Bransom as it's Chairman and Chief
   Executive Officer. Bransom shall provide to Mycom the following services:
   Management and direction of all of the Company's businesses, employees, and fiduciary activities and participation as a voting member/Director of Mycom's Board of Directors.

   Bransom accepts and agrees to such employment, and agrees to be subject to the general supervision, advice and direction of Mycom's Board of Directors.

   2. BEST EFFORTS OF EMPLOYEE. Bransom agrees to perform faithfully, industriously, and to the best of Bransom's ability, experience, and talents, all of the duties that may be required by the express and implicit terms of this Agreement, to the reasonable satisfaction of Mycom's Board of Directors. Such duties shall be provided at such place(s) as the needs, business, or opportunities of Mycom may require from time to time.

   3.	COMPENSATION OF EMPLOYEE.  As compensation for the services provided by
   Bransom under this Agreement, Mycom will pay Bransom an Annual Salary of Two-hundred and Fifty Thousand dollars ($250,000) payable in accordance with
   Mycom's usual payroll procedures.   In addition to salary compensation, Mycom
   will:

        (A) Provide Bransom participation in a Mycom Revenue and Profit Performance Bonus Plan for Key Executives. This Bonus plan's term, conditions, performance goals and potential amounts that can be earned will be composed and approved by Mycom's Chief Executive and Board of Directors.

        (B) Provide a Key Executive Stock Option Plan in which Bransom will participate. The Key Executive Stock Option Plan will annually offer Bransom, on or about April 16th of each year, the option to purchase an amount of at least 100,000 shares of Mycom Preferred or Common Stock, for the price per share determined by the closing price of publicly traded shares on or about April 16th of each year. Such Stock Options will be offered starting with the year 2001 and continuing for the years 2002, 2003 and 2004. Each such Stock Option will be vested one (1) year following the date of issue, or on the date of Bransom's termination or retirement from Mycom employment. All of the terms of the Mycom Group, Inc. Stock Plan, dated December 12, 2000 will be applied and filed by the Mycom Board Of Directors.

        (C) Provide a "Term" Life Insurance policy in the amount of $400,000, payable to a beneficiary of the Employee's designation.

   4.	EXPENSE REIMBURSEMENT.  Mycom will reimburse Bransom for "out-of pocket"
   expenses incurred in accordance with Mycom's policies in effect from time to time.

   5.	BENEFITS.  Bransom shall be entitled to all employment benefits as provided by Mycom's policies in effect from time to time. In exception to normal policy, Bransom will immediately receive five (5) weeks vacation annually, and will be able to bank unused vacation throughout the term of this Agreement, and will participate in the Key Executive Performance Bonus Plan and in a Key Executive Stock Option Plan as outlined herein and in Attachments herein, and will receive Severance considerations as outlined herein.

   6.	RECOMMENDATIONS FOR IMPROVING OPERATIONS.  Bransom shall provide Mycom with all information, suggestions, and recommendations regarding Mycom's business, of which Bransom has knowledge, that will be of benefit to Mycom.

   7.	CONFIDENTIALITY.  Mycom recognizes that Bransom has and will have information regarding all product, financial, employee and operations and other vital information items (collectively, "Information") which are valuable, special and unique assets of Mycom. Bransom agrees that he will not at any time or in any manner, either directly or indirectly, divulge, disclose, or communicate any Information to any third party without the prior written consent of Mycom. Bransom will protect the Information and treat it as strictly confidential. A violation by Bransom of this paragraph shall be a material violation of this Agreement and will justify legal and/or equitable relief.

   8.	CONFIDENTIALITY AFTER TERMINATION OF EMPLOYMENT.  The confidentiality provisions of this Agreement shall remain in full force and effect for a five
   (5) year period after the termination of Bransom's employment.

   9.	NON-COMPETE AGREEMENT.  Bransom recognizes that the various items of information are special and unique assets of the company and need to be protected from improper disclosure. In consideration of the disclosure of the Information to Mycom, Bransom agrees and covenants that for a period of five (5) years following the termination of this Agreement, whether such termination is voluntary or involuntary, Bransom will not directly engage in any business competitive with Mycom. Directly or indirectly engaging in any competitive business includes, but is not limited to: (i) engaging in a business as significant share owner (more than 25%), partner, or agent, (ii) becoming an employee of any third party that is engaged in such business,
   (iii) becoming interested directly or indirectly in any such business, or
   (iv) soliciting any customer of Mycom for the benefit of a third party that is engaged in such business that would be at the expense of Mycom. Mycom agrees that this non-compete provision will not be unreasonably interpreted so as to adversely affect Bransom's livelihood.

   10.	TERM OF EMPLOYMENT. Bransom's employment under this Agreement shall be for the thirty-six (36) month term of_____________ through _________________.

   11. TERMINATION AND SEVERANCE. This Agreement may be terminated by Mycom upon thirty (30) days written notice, and by Bransom upon thirty (30) days written notice. If Mycom should so terminate this Agreement with out "cause", Bransom shall be entitled to Severance compensation and benefits and stock options as outlined in Section 11 of this Agreement.

       "Cause" for termination is defined as Bransom's conviction for commission of a Felony, violation of Mycom's Confidentiality Agreement, Violation of the Federal or State Employment Practices Laws and Regulations or acts which are determined by a Court Of Law as grossly damaging to Mycom's business.

   Upon termination of this Agreement without "cause", Compensation payments shall cease; provided, however, that Bransom shall be entitled to:

       (A)Payment in a lump sum, on the day of termination, of Salary for periods or partial periods that occurred prior to the date of termination and for which Bransom has not yet been paid.

       (B) Payment in a lump sum, on the day of termination, of a Severance payment in the amount equal to twelve (12) months of Bransom's salary, at the rate of salary being paid to Bransom on the date of his termination, or the salary due from Bransom's date of termination to the last day of this thirty-six (36) month Agreement, whichever is greater. For purposes of Severance calculation, the Severance salary rate for Bransom may not be calculated at a rate less than $250,000 annually.

       (C) Payment, in a lump sum on the date of termination, of a Performance Bonus in anamount equal proportionately to the number of days of the fiscal year which have expired as of the date of termination, as a percentage of 365. Such Bonus amount will be determined in accordance with Mycom's Revenue and Profit Bonus Performance Plan for Key Executives, but for purposes of Bransom's Severance, Bonus will not be less than a payment of $50,000 and no greater than Bransom's annual salary amount.

       (D) Provision of a 180 day period, following the date of Bransom's termination, to execute any and all Stock Options which are to be offered at least once per year throughout the term of this agreement , in the amount of at least 100,000 shares of Mycom Preferred or Common Stock. Such Options will be offered to Bransom on, or about, April 16th of each year for the price per share determined by the closing price of publicly traded shares on the date of option issue. Such Options will be offered starting with the year 2001 and continuing for the years 2002 and 2003 and 2004. Such options for all years 2000 through 2004 shall be offered to Bransom on the date of Termination, even if such options have yet to be issued or yet to be exercised at the time of Bransom's termination. Any such yet to be issued or exercised Options will be priced per share, determined by the average price of all shares traded in the five "trading" days prior to Bransom's termination.

       (E) Payment for Accrued and banked Vacation time from previous years and any unused Vacation time for the current year. Bransom will be paid for such Vacation time in a lump sum using Bransom's salary rate at the time of Termination as long as such salary rate is no less than $250,000, in accordance with state law and Mycom's customary compensation procedures.

       (F) Continuation of Payment, by Mycom, of Mycom Benefits provided to Bransom as a Mycom employee, including medical, dental, disability and life Insurance for a period of twelve months following termination or to the last date of this Agreement, which ever period is the greatest.

   13. COMPLIANCE WITH EMPLOYER'S RULES. Bransom agrees to comply with all of the rules and regulations of Mycom.

   14. RETURN OF PROPERTY. Upon termination of this Agreement, Bransom shall deliver to Mycom all property which is Mycom's property or related to Mycom's business (including keys, records, notes, data, memoranda, models, and equipment) that is in Bransom's possession or under Bransom's control.

   15.	NOTICES.  All notices required or permitted under this Agreement shall be in writing and shall be deemed delivered when delivered in person or on the third day after being deposited in the United States mail, postage paid, addressed as follows:

        Employer:

           Mycom Group, Inc.
	   602 Main Street
	   Cincinnati, Ohio 45242

        Employee:
	   Rob R. Bransom
	   XXXXXXXXXXXXXXX
	   Cincinnati, Ohio 45242

   Such addresses may be changed from time to time by either party by providing written notice in the manner set forth above.

   17. ENTIRE AGREEMENT. This Agreement contains the entire agreement of the parties and there are no other employment promises or conditions in any other agreement whether oral or written. This Agreement supersedes any prior written or oral employment agreements between the parties.

   18. AMENDMENT. This Agreement may be modified or amended, if the amendment is made in writing and is signed by both parties.

   19. SEVERABILITY. If any provisions of this Agreement shall be held to be invalid or unenforceable for any reason, the remaining provisions shall continue to be valid and enforceable. If a court finds that any provision of this Agreement is invalid or unenforceable, but that by limiting such provision it would become valid or enforceable, then such provision shall be deemed to be written, construed, and enforced as so limited.

   20. WAIVER OF CONTRACTUAL RIGHT. The failure of either party to enforce any provision of this Agreement shall not be construed as a waiver or limitation of that party's right to subsequently enforce and compel strict compliance with every provision of this Agreement.

   21. APPLICABLE LAW. This Agreement shall be governed by the laws of the State of Ohio.

   EMPLOYER:
   Mycom Group, Inc.


   By:	___________________________________	Date:  ______________________
        James T. Bobbitt, President

   AGREED TO AND ACCEPTED.

   EMPLOYEE:

        __________________________________	Date:  ______________________
        Rob R. Bransom




Exhibit 10.2

                               EMPLOYMENT AGREEMENT

This Employment Agreement (this "Agreement") is made effective as of_________________, by and between Mycom Group, Inc., a Nevada Corporation headquartered at 602 main Street, Cincinnati, Ohio 45202, known hereafter as ("Mycom"), and James T. Bobbitt, xxxxxxxxxxxxxxxxxx., Cincinnati, Ohio 45244, known hereafter as ("Bobbitt").

        A. Mycom is engaged in the business of Computer and Technology related Consulting, Integration, Development, Training and Product Marketing and Sales. Bobbitt will primarily perform the job duties at the following locations: Mycom Group, Inc, 602 Main Street, Cincinnati, Ohio 45202, and Broughton International, 4243 Hunt Road, Suite 215, Cincinnati, Ohio 45242.

        B. Mycom desires to have the services of Bobbitt.

        C. Bobbitt is willing to be employed by Mycom.

   Therefore, the parties agree as follows:

   1.	EMPLOYMENT.  Mycom shall employ Bobbitt as it's President and Chief
   Operating Officer. Bobbitt shall provide to Mycom the following services:
   Management and direction of all of the Company's businesses and, employees, and participation as a voting member/Director of Mycom's Board of Directors.

   Bobbitt accepts and agrees to such employment, and agrees to be subject to the general supervision, advice and direction of Mycom's Chief Executive Officer and Board of Directors.

   2.	BEST EFFORTS OF EMPLOYEE.  Bobbitt agrees to perform faithfully, industriously, and to the best of Bobbitt's ability, experience, and talents, all of the duties that may be required by the express and implicit terms of this Agreement, to the reasonable satisfaction of Mycom's Board of Directors. Such duties shall be provided at such place(s) as the needs, business, or opportunities of Mycom may require from time to time.

   3.	COMPENSATION OF EMPLOYEE.  As compensation for the services provided by
   Bobbitt under this Agreement, Mycom will pay Bobbitt an Annual Salary of Two-hundred and Fifty Thousand dollars ($250,000) payable in accordance with
   Mycom's usual payroll procedures.   In addition to salary compensation, Mycom
   will:

       (A) Provide Bobbitt participation in a Mycom Revenue and Profit Performance Bonus Plan for Key Executives. This Bonus plan's term, conditions, performance goals and potential amounts that can be earned will be composed and approved by Mycom's Chief Executive and Board of Directors.

       (B) Provide a Key Executive Stock Option Plan in which Bobbitt will participate. The Key Executive Stock Option Plan will annually offer Bobbitt, on or about April 16th of each year, the option to purchase an amount of at least 100,000 shares of Mycom Preferred or Common Stock, for the price per share determined by the closing price of publicly traded shares on or about April 16th of each year. Such Stock Options will be offered starting with the year 2001 and continuing for the years 2002, 2003 and 2004. Each such Stock Option will be vested one (1) year following the date of issue, or on the date of Bobbitt's termination or retirement from Mycom employment. All of the terms of the Mycom Key Executive Stock Option Plan will be developed, implemented and filed by Mycom Board Of Directors prior to December 15, 2001.

   4. EXPENSE REIMBURSEMENT. Mycom will reimburse Bobbitt for "out-of pocket" expenses incurred in accordance with Mycom's policies in effect from time to time.

   5. BENEFITS. Bobbitt shall be entitled to all employment benefits as provided by Mycom's policies in effect from time to time. In exception to normal policy, Bobbitt will immediately receive five (5) weeks vacation annually, and will be able to bank unused vacation throughout the term of this Agreement, and will participate in the Key Executive Performance Bonus Plan and in a Key Executive Stock Option Plan as outlined herein and in Attachments herein, and will receive Severance considerations as outlined herein.

   6. RECOMMENDATIONS FOR IMPROVING OPERATIONS. Bobbitt shall provide Mycom with all information, suggestions, and recommendations regarding Mycom's business, of which Bobbitt has knowledge, that will be of benefit to Mycom.

   7. CONFIDENTIALITY. Mycom recognizes that Bobbitt has and will have information regarding all product, financial, employee and operations and other vital information items (collectively, "Information") which are
   valuable, special and unique assets of   Mycom.  Bobbitt agrees that he will
   not at any time or in any manner, either directly or indirectly, divulge, disclose, or communicate any Information to any third party without the prior written consent of Mycom. Bobbitt will protect the Information and treat it as strictly confidential. A violation by Bobbitt of this paragraph shall be a material violation of this Agreement and will justify legal and/or equitable relief.

   8. CONFIDENTIALITY AFTER TERMINATION OF EMPLOYMENT. The confidentiality provisions of this Agreement shall remain in full force and effect for a five
   (5) year period after the termination of Bobbitt's employment.

   9. NON-COMPETE AGREEMENT. Bobbitt recognizes that the various items of information are special and unique assets of the company and need to be protected from improper disclosure. In consideration of the disclosure of the Information to Mycom, Bobbitt agrees and covenants that for a period of five (5) years following the termination of this Agreement, whether such termination is voluntary or involuntary, Bobbitt will not directly engage in any business competitive with Mycom. Directly or indirectly engaging in any competitive business includes, but is not limited to: (i) engaging in a business as significant share owner (more than 25%), partner, or agent, (ii) becoming an employee of any third party that is engaged in such business,
   (iii) becoming interested directly or indirectly in any such business, or
   (iv) soliciting any customer of Mycom for the benefit of a third party that is engaged in such business that would be at the expense of Mycom. Mycom agrees that this non-compete provision will not be unreasonably interpreted so as to adversely affect Bobbitt's livelihood.

   10. TERM OF EMPLOYMENT. Bobbitt's employment under this Agreement shall be for the thirty-six (36) month term of______________ through ________________.

   11.	TERMINATION AND SEVERANCE. This Agreement may be terminated by Mycom upon thirty (30) days written notice, and by Bobbitt upon thirty (30) days written notice. If Mycom should so terminate this Agreement with out "cause", Bobbitt shall be entitled to Severance compensation and benefits and stock options as outlined in Section 11 of this Agreement.

       "Cause" for termination is defined as Bobbitt's conviction for commission of a Felony, violation of Mycom's Confidentiality Agreement, Violation of the Federal or State Employment Practices Laws and Regulations or acts which are determined by a Court Of Law as grossly damaging to Mycom's business.

   Upon termination of this Agreement without "cause", Compensation payments shall cease; provided, however, that Bobbitt shall be entitled to:

       (A) Payment in a lump sum, on the day of termination, of Salary for periods or partial periods that occurred prior to the date of termination and for which Bobbitt has not yet been paid.

       (B) Payment in a lump sum, on the day of termination, of a Severance payment in the amount equal to twelve (12) months of Bobbitt's salary, at the rate of salary being paid to Bobbitt on the date of his termination, or the salary due from Bobbitt's date of termination to the last day of this thirty-six (36) month Agreement, whichever is greater. For purposes of Severance calculation, the Severance salary rate for Bobbitt may not be calculated at a rate less than $250,000 annually.

       (C) Payment, in a lump sum on the date of termination, of a Performance Bonus in an amount equal proportionately to the number of days of the fiscal year which have expired as of the date of termination, as a percentage of 365. Such Bonus amount will be determined in accordance with Mycom's Revenue and Profit Bonus Performance Plan for Key Executives, but for purposes of Bobbitt's Severance, Bonus will not be less than a payment of $50,000 and no greater than Bobbitt's annual salary amount.

       (D) Provision of a 180 day period, following the date of Bobbitt's termination, to execute any and all Stock Options which are to be offered at least once per year throughout the term of this agreement, in the amount of at least 100,000 shares of Mycom Preferred or Common Stock. Such Options will be offered to Bobbitt on, or about, April 16th of each year for the price per share determined by the closing price of publicly traded shares on the date of option issue. Such Options will be offered starting with the year 2001 and continuing for the years 2002 and 2003 and 2004. Such options for all years 2000 through 2004 shall be offered to Bobbitt on the date of Termination, even if such options have yet to be issued or yet to be exercised at the time of Bobbitt's termination. Any such yet to be issued or exercised Options will be priced per share, determined by the average price of all shares traded in the five "trading" days prior to Bobbitt's termination.

       (E) Payment for Accrued and banked Vacation time from previous years and any unused Vacation time for the current year. Bobbitt will be paid for such Vacation time in a lump sum using Bobbitt's salary rate at the time of Termination as long as such salary rate is no less than $250,000, in accordance with state law and Mycom's customary compensation procedures.

       (F) Continuation of Payment, by Mycom, of Mycom Benefits provided to Bobbitt as a Mycom employee, including medical, dental, disability and life Insurance for a period of twelve months following termination or to the last date of this Agreement, which ever period is the greatest.

   13. COMPLIANCE WITH EMPLOYER'S RULES. Bobbitt agrees to comply with all of the rules and regulations of Mycom.

   14. RETURN OF PROPERTY. Upon termination of this Agreement, Bobbitt shall deliver to Mycom all property which is Mycom's property or related to Mycom's business (including keys, records, notes, data, memoranda, models, and equipment) that is in Bobbitt's possession or under Bobbitt's control.

   15. NOTICES. All notices required or permitted under this Agreement shall be in writing andshall be deemed delivered when delivered in person or on the third day after being deposited in the United States mail, postage paid, addressed as follows:


        Employer:

           Mycom Group, Inc.
	   602 Main Street
	   Cincinnati, Ohio 45242

        Employee:
	   James T. Bobbitt
	   XXXXXXXXXXXXX
	   Cincinnati, Ohio 45244

   Such addresses may be changed from time to time by either party by providing written notice in the manner set forth above.

   17. ENTIRE AGREEMENT. This Agreement contains the entire agreement of the parties and there are no other employment promises or conditions in any other agreement whether oral or written. This Agreement supersedes any prior written or oral employment agreements between the parties.

   18. AMENDMENT. This Agreement may be modified or amended, if the amendment is made in writing and is signed by both parties.

   19. SEVERABILITY. If any provisions of this Agreement shall be held to be invalid or unenforceable for any reason, the remaining provisions shall continue to be valid and enforceable. If a court finds that any provision of this Agreement is invalid or unenforceable, but that by limiting such provision it would become valid or enforceable, then such provision shall be deemed to be written, construed, and enforced as so limited.

   20. WAIVER OF CONTRACTUAL RIGHT. The failure of either party to enforce any provision of this Agreement shall not be construed as a waiver or limitation of that party's right to subsequently enforce and compel strict compliance with every provision of this Agreement.

   21. APPLICABLE LAW. This Agreement shall be governed by the laws of the State of Ohio.

   EMPLOYER:
   Mycom Group, Inc.


   By:	___________________________________	Date:  ______________________
        Rob R. Bransom, Chairman

   AGREED TO AND ACCEPTED.

   EMPLOYEE:

        __________________________________	Date:  ______________________
        James T. Bobbitt





Exhibit 10.3

	                      EMPLOYMENT AGREEMENT

This Agreement ("Agreement") is made and entered into effective as of the 16th day of April, 2001 (the "Effective Date") by and between MYCOM GROUP, INC., a Nevada corporation (hereinafter referred to as the "Employer"), and CLAY LEHMANN (the "Employee").

                              W I T N E S S E T H:

WHEREAS, Employer is engaged in eBusiness services, internet marketing, technical solutions, web site applications and design (the "Business"); and

WHEREAS, Employer desires to engage the services of Employee pursuant to the terms, conditions and provisions as hereinafter set forth.

NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants herein set forth, the parties hereby covenant and agree as follows:

1.	Employment and Duties.

1.1	The Employer employs the Employee, and the Employee accepts employment, upon a full-time basis and upon the terms and conditions set forth in this Agreement.

1.2	The Employee will serve as Chief Financial Officer of Employer. Employee will provide information, advice and consultation with respect to the Employer's
operation of the Business as may be reasonably requested by the Employer.   The
employee will report to the company's Chief Executive Officer with a dotted line reporting responsibility to the Company's President and Chief Operating Officer.

1.3	The Employee shall devote his exclusive and full business time and attention to his duties as an employee of the Employer and shall perform such duties in an efficient, trustworthy and businesslike manner. In addition, the Employee shall not render to others during the term of this Agreement any service of any kind for compensation or engage in any other business activity, including without limitation any involvement in any business in which the Employee has any administrative or operating responsibilities, except the finalizing of current Lehmann and Co. projects . All such projects must be completed by no later than September 16, 2001, unless specified otherwise. Any fee income earned after 9-16-01 shall be referral based and not require Employee's direct involvement.

2.	Term.	  Subject to the provisions for termination as hereinafter
provided, the term of this Agreement shall begin on the Effective Date and shall continue for three (3) years thereafter, until April 16, 2004. The Restrictive Covenants set forth in Section 5 shall survive the termination of this Agreement.

3.	Compensation.

For any and all services which the Employee may render hereunder at the Employer's request, the Employer shall pay the Employee salary at the annual rate of salary of One Hundred and Twenty Thousand Dollars ($120,000.00) commencing on the Effective Date. Said salary shall be payable in accordance
with the usual and customary payroll practice of the Employer.   An annual
performance and compensation review will be performed by employer on or about the Employee's anniversary date.

In addition to a salary, the employee will participate in the Key Executive Bonus Plan. This bonus plan will be constructed and issued to select Key Executives, as determined by the Board Of Directors, in July, 2001, and will include company performance goals, which completion of will determine earnings and pay-out. Employee will work with the company's CEO and COO to construct, implement and monitor this bonus plan.

During the term of this Agreement, the Employee shall be entitled to participate in all of the standard medical reimbursement and hospitalization programs, and other standard employee benefit plans and arrangements of the Employer that are made available by the Employer at present or in the future to its general employee population, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. In addition, the employee will receive four (4) weeks of paid vacation for each year of service during this Agreement, beginning with the year 2001. Nothing herein shall preclude the Employer from modifying or terminating any insurance or employee benefit program at any time or from time to time, and the Employee shall have no cause of action against the Employer as the result of any such amendment or termination.

Employer will provide a Key Executive Stock Option Plan in which Lehmann will participate. The Key Executive Stock Option Plan will annually offer Lehmann, on or about April 16th of each year, the option to purchase an amount of at least 50,000 shares of Mycom Preferred or Common Stock, for the price per share determined by the closing price of publicly traded shares on or about April 16th of each year. Such Stock Options will be offered starting with the year 2001 and continuing for the years 2002, and 2003. Each such Stock Option will be vested one (1) year following the date of issue, or on the date of Lehmann's termination or retirement from Mycom employment. All of the terms of the Mycom Group, Inc. Stock Plan, dated December 12, 2000 will be applied and filed by the Mycom Board Of Directors.

4.	Expenses.	Employer shall reimburse the Employee for reasonable
business expenses incurred by him in the performance of his duties under this Agreement upon presentation of itemized accounts of such expenditures. The expenses shall include the reasonable travel expenses incurred by Employee traveling at the Employer's request.

5.	Restrictive Covenants.  The Employee hereby covenants and agrees with
Employer as follows (the "Restrictive Covenants"):

5.1	The Employee hereby expressly acknowledges that any non-public information relating to the Employer's Business, and any non-public information gained while rendering services pursuant hereto (collectively, "Proprietary Information"), shall be held by the Employee on a confidential, trade secret basis. The Employee hereby covenants that, during the term of this Agreement and following the expiration or termination hereof for any reason, he shall not use, disclose, reproduce or permit access by anyone not specifically authorized by Employer to all or any part of the Proprietary Information for any purpose other than in connection with the faithful performance of his duties hereunder, and that any use, disclosure, reproduction or access permitted hereunder shall be made only to the extent reasonably necessary to faithfully discharge his duties hereunder. The Employee's obligations contained in this Section 5.1 shall survive the expiration or termination of this Agreement for any reason whatsoever. Upon such expiration or termination, the Employee shall immediately deliver to Employer any tangible Proprietary Information or copy thereof that the Employee then has. The Employee's obligations pursuant to this Section 5.1 shall not apply to any Proprietary Information which (a) is acquired by Employee from a third party under no obligation of confidentiality to the Employer or (b) is required to be disclosed or reproduced by law or legal process.

5.2	For a period of two (2) years following the termination of this
Agreement (regardless of the cause of such termination), the Employee shall observe "Good Behavior" towards Employer. "Good Behavior" means that the Employee shall make no express criticism or negative statements about Employer or its members or management, methods of operations, role as a corporate or community citizen, or treatment of the Employee. For a period of two (2) years after the termination of this Agreement (regardless of the cause of such termination), the employee shall not, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of, any business (whether conducted as a sole proprietorship, partnership, corporation or any other form) engaged in eBusiness services, internet marketing, technical solutions, web site applications and design, or any other business that is competitive to the business of the Company, or any of its affiliated entities, including but not limited to Mycom Advertising, Inc. and Bobbitt & Bransom, Inc d/b/a Broughton International Enterprise & Web Solutions, unless it is agreed to, in writing, by the Chairman and President of Mycom Group, Inc., that such employment of Clay Lehmann does not directly compete with the business of the Company, or any of its affiliated entities, including but not limited to Mycom Advertising, Inc. and Bobbitt & Bransom, Inc d/b/a Broughton International Enterprise & Web Solutions. It is acknowledged that following termination of Lehmann's employment, he may choose to operate as a financial officer, consultant or business broker for technology companies that perform and operate in competition to Employer. In such event, Lehmann agrees that he will not divulge any information or trade secrets of Mycom or any of it's affiliates, and will not take any action that would prove detrimental to the business of Mycom.

5.4	For a period of two (2) years after the termination of Employee's employment hereunder (regardless of the cause thereof), the Employee shall not, directly or indirectly, employ, or attempt to employ, or assist any other person in employing or attempting to employ, any person who at any time during the preceding twelve (12) months was an employee of Employer or any of its affiliated entities.

6.	Remedy of Employer in Certain Events.

6.1	While the Restrictive Covenants are considered by the Employee to be reasonable in all circumstances, if any such Restrictive Covenants have been adjudged by a court of competent jurisdiction to be unenforceable, but would be enforceable if part of the wording thereof were deleted or the duration or scope thereof reduced, then said Restrictive Covenants shall apply with modification as may be necessary to make them enforceable. If any court of competent jurisdiction determines that any of the Restrictive Covenants, or any part thereof, is invalid or unenforceable, the remainder of such Restrictive Covenants shall not thereby be affected and shall be given full effect without regard to the invalid portions.

6.2	If the Employee breaches any of the provisions of the Restrictive
Covenants, Employer shall have the following rights and remedies, each of which rights and remedies shall be independent of the others and severally enforceable, and all of which rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to Employer under law or in equity:

6.2.1	The right and remedy to discontinue making any further payments pursuant to the terms of this Agreement;

6.2.2	The right and remedy to have the Restrictive Covenants specifically enforced by injunction by any court having equity jurisdiction, it being acknowledged and agreed that any such breach or threatened breach will cause irrevocable injury to Employer and that money damages will not provide an adequate remedy to Employer; and

6.2.3	The right and remedy to require the Employee to account for and payover to Employer all compensation, profits, monies, accruals, increments or other benefits derived or received by or on behalf of the Employee as a result of any transaction constituting a breach of any of the Restrictive Covenants.

7.	Termination of Agreement.

7.1	This Agreement shall terminate at the earliest of (i) the date of termination as provided in Section 2 above, (ii) the earlier termination of this Agreement by Employer or the Employee for "Cause", (iii) the death or Total Disability of the Employee, or (iv) the earlier termination of this Agreement by the Employer or the Employee without "Cause" (as defined in this Section 7).

7.2	"Total Disability" of the Employee means that the Employee because of injury or sickness is permanently unable to perform all or substantially all of the material duties of his occupation with Employer.

7.3	"Cause" for the Employer to terminate this Agreement shall mean (i) the
Employee's breach of the Restrictive Covenants, (ii) the Employee's material breach of any other provisions of this Agreement, which breach is not cured after notice and a reasonable opportunity to cure, (iii) the Employee's conviction of any felony or misdemeanor which involves moral turpitude or which materially impairs the Employee's ability to perform his duties for the Employer, (iv) the willful and continued failure by the Employee to perform his duties with the Employer, (v) the Employee's unlawful possession or use of drugs, or (vi) the Employee's willful and continued conduct which is demonstrablyand materially injurious to the Employer, monetarily or otherwise.

7.4	"Cause" for the Employee to terminate this Agreement shall mean a material breach of this Agreement by the Employer, which breach is not cured after notice and a reasonable opportunity to cure.

8.	Compensation Upon Termination of the Agreement.

8.1	In the event that this Agreement is terminated by the Employer for
Cause, by the Employee without Cause or by reason of the Employee's death or Total Disability, subject to the provisions of Section 6.2.1 hereof, no payments shall be due to Employee (or his estate) except Compensation which is earned and unpaid at the date of termination.

8.2	If this Agreement is terminated by the Employer without Cause or by the
Employee with Cause, the Employer shall, subject to the provisions of Section
6.2.1 hereof, (i) upon such termination pay to Employee, any compensation earned but not yet paid; and (ii) continue such annual salary payments for one (1) year or for the remaining term of this Agreement, whichever is the greater, to the Employee. Except for the payments referred to in this Section 8.2, the Employee shall have no right to recover any other compensation or damages for the Employer's breach of this Agreement.

9.	Relationship of Parties.	The Employee does not have, nor shall he
hold himself out as having, any right, power or authority to create any contract or obligations, except as authorized by the Board of Directors of Employer.

10.	 Notices.	Any notice, demand, approval, consent, request, waiver
or other communication which may be or is required to be given pursuant to this Agreement shall be in writing, and shall be deemed given on the earlier of the day actually received (by overnight courier or confirmed facsimile transmission or in person) or on the close of business on the third business day next following the day when deposited in the United States Mail, postage pre-paid, certified, addressed to the party at the address set forth after his or its respective name below, or at such different address as such party shall have theretofore advised the other party in writing:

If to Employee:

Clay Lehmann
XXXXXXXXXXXXXX
West Chester, Ohio 45069

If to Employer:

The Mycom Group, Inc.
602 Main Street, Suite 1200
Cincinnati, OH 45202

11.	Waiver of Breach.	The waiver by either party of a breach of any
provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach.

12.	 Assignment.     This Agreement may be assignable by the Employer to any
entity that may purchase or acquire all or substantially all of the assets of the Business or any entity into which the Employer is merged or to any affiliated entity of the Employer, without the consent of the Employee. This Agreement shall not be assigned by the Employee, and any such assignment purported to be made shall be null and void. This Agreement shall be binding upon the Employer and the Employee and their respective permitted successors and assigns.

13.	Further Assurances.      Each party shall perform all other acts and
execute and deliver all other documents as may be reasonably requested by the other party to carry out the intent and purposes of this Agreement.

14.	Severability. 	  If for any reason any term or provision of this
Agreement shall, in whole or in part, be invalid or unenforceable, such invalidity or unenforceability shall not affect any other term or provision or part of any term or provision, of this Agreement and each such other term and provision, or part of any term or provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

15.	 Headings.    The headings or titles of any term or provision of this
Agreement are included solely for convenience and shall not control the meaning or interpretation of any part of this Agreement.

16.	Applicable Law.     This Agreement shall be interpreted and enforced in
accordance with the laws of the State of Ohio, without regard to conflict of law principles.

17.	Employee Claims.	Both parties agree that if either party has any
claims arising hereunder, such party will settle any claims, disputes or controversies arising out of or relating to Employee's employment and/or cessation of employment with Employer, exclusively by final and binding arbitration before a neutral Arbitrator. By way of example only, such claims include claims under federal, state and local statutory or common law, such as the Age Discrimination in Employment Act, title VII of the Civil Rights Act of 1964, as amended, including the amendments of the Civil Rights Act of 1991, the Americans with Disabilities Act, the law of contract and the law of tort. Any arbitration shall comply with the applicable rules established from time to time by the American Arbitration Association with the initial filing fee for the arbitration to be paid by the initiating party. Any additional arbitration fee, and the cost for the arbitrator, shall be paid by Employer. This provision is enforceable to the extent permitted by law.

IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the day and year first above written.

THE MYCOM GROUP, INC.

By:_/s/ Rob R. Bransom, CEO____________
    Chairman & CEO

/s/ T. Clay Lehmann_____________________
Clay Lehmann




Exhibit 10.4

                           SHARE PURCHASE AGREEMENT

     This SHARE PURCHASE AGREEMENT dated _____________, 2002 (this "Agreement"), by and among MYCOM GROUP, INC., a Nevada corporation (the "Company") and ______________, ("Investor", or together with other purchasers of Preferred Stock, "Investors").

	                     W I T N E S S E T H:

     WHEREAS, the Company has an authorized capital stock consisting of (i) 90,000,000 shares of Common Stock, par value $.01 per share (the "Common Stock"), of which at the date hereof 71,308,106 shares have been issued and are outstanding; and (ii) 10,000,000 shares of Preferred Stock, par value $0.01 per share (such shares having the rights described in Exhibit A to this Agreement, the "Preferred Stock"), none of which have been issued; and
     WHEREAS, the Company desires to issue and sell, and the Investors desire to purchase up to 6,666,667 shares of Preferred Stock upon the terms and conditions set forth in this Agreement;
     NOW, THEREFORE, in consideration of the mutual promises and subject to the terms and conditions herein set forth, the Investors, and the Company hereby agree as follows:

     1.	  Sale and Purchase of the Preferred Stock.   Subject to the terms and
                 conditions hereof, the Company shall sell to the Investor, and the Investor shall purchase from the Company an aggregate of ___________ shares of Preferred Stock (the "Shares"), for an aggregate purchase price of $___________ ($0.15 per Share).

     2.	  Closing.   The closing of the sale to, and purchase by, the Investor
                 of the Shares (the "Closing") shall occur at the offices of the Company, 602 Main Street, Suite 1200, Cincinnati, Ohio, at 10:00 A.M., Eastern Daylight Time, on _____________, 2002, or
                 at such other place or such later time or day as the Investor and the Company shall agree (the "Closing Date"). At the Closing,
                     (a) the Company shall deliver to the Investor or its representative share certificates dated the Closing Date representing the Shares purchased by such Investor;
                     (b) the Investor shall deliver to the Company a check in the amount of its purchase price for its Shares.

          Each certificate representing the Shares shall be endorsed with an appropriate legend reflecting the applicable restrictions on transfer and the following legend:

               "The shares represented by this certificate may not be transferred without (i) the opinion of counsel satisfactory to this corporation that such transfer may lawfully be made without registration under the Securities Act of 1933 or
               (ii) such registration."

     The foregoing legend shall be removed, and the Company shall issue a certificate without such legend to the holder of such Shares, if such Shares are being disposed of pursuant to a registration under the Securities Act of 1933, as amended (the "1933 Act"), or if such holder provides the Company with an opinion of counsel satisfactory to the Company as to both opinion and counsel to the effect that a transfer of such Shares may be made without registration.

     3.	  Representations and Warranties by the Company.   The Company  hereby
               represents and warrants to the Investor that:

               3.1	Organization, Standing, etc.   The Company is a
     corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada, and has all requisite power and authority to own its properties and to carry on its business as it is now being conducted.

               3.2	Certificate and Bylaws.    A complete and correct copy
     of the Articles of Incorporation of the Company (the "Articles") as amended, and as on file with the Secretary of State of the State of Nevada and a complete and correct copy of the Bylaws of the Company (the "Bylaws") as now in effect are available upon request. The Articles and Bylaws provide for the indemnification of the directors and officers of the Company to the full extent permitted by law.

               3.3	Corporate Acts and Proceedings.    The execution and
     delivery of this Agreement by the Company has been duly authorized by all necessary corporate action. This Agreement has been duly executed and delivered by the Company, and is a valid and binding obligation of the Company enforceable in accordance with its terms. All corporate action necessary to the authorization, creation, issuance, and delivery of the Shares has been taken on the part of the Company.

               3.4	Financial Statements; SEC Reports.   The Company has
     provided a copy of the following documents to the Investor:
 			(a)	Form 10-QSB filed with the SEC for the quarters
     ending March 31, 2001 and June 30, 2001;
                        (b)	Forms 8-K, and 8-K/A filed with the SEC in 2001;
                        (c)	Recent press releases, marketing materials and
     business development plan.

               3.6	Use of Proceeds; No Minimum Sale Required.   The Company
     shall apply the proceeds from the sale of the Shares (a) to reduce its outstanding indebtedness under its revolving line of credit at Provident Bank; (b) to pay for the marketing and product development of new products; and (c) for working capital. The Company will not require the sale of a minimum number of the shares before commencing the use of the proceeds. The Company intends to sell the Shares regardless of the amount sold up to the maximum amount of 6,666,667 shares for a total of up to $1,000,000.00.
     To the extent the Company sells less than the maximum amount of the Shares available, less proceeds will be available for marketing and product development expenditures.

               3.7	Compliance With Laws.   To the best of its knowledge,
     the Company is not in violation of any statute, law, rule, or regulation applicable to its properties or the conduct of its business.

               3.8	Capitalization.     The capitalization of the Company is
     as set forth in the preambles to this Agreement. The Shares , when issued and paid for pursuant to the terms of this Agreement, and the shares of Common Stock that may be issued upon conversion of the Shares when so issued, will be duly and validly authorized, issued, and outstanding, fully paid and nonassessable.

               3.9	Securities Laws.   No consent, authorization, approval,
     permit, or order of or filing with any governmental or regulatory authority is required under current laws and regulations in connection with the execution and delivery of this Agreement or the offer, issuance, sale, or delivery of the Shares. The Company has not, directly or through an agent, offered the Shares, or any similar securities for sale to, or solicited any offers to acquire such securities from, persons other than Investors. Under the circumstances contemplated hereby and under current laws and regulations, the offer, issuance, sale, and delivery of the Shares are exempt from the prospectus delivery and registration requirements of the 1933 Act.

               3.10 	No Brokers or Finders.   No person has or will have, as
     a result of any act or omission of the Company, any right, interest, or valid claim against the Company or any Investor for any commission, fee, or other compensation as a finder or broker in connection with the transactions contemplated by this Agreement.

               3.11	Lack of Registration Rights and Marketability of Shares.
     The Company has not agreed to register the Shares, or the common shares into which the Shares may be converted, under the 1933 Act. Furthermore, while the Company presently files quarterly and annual reports under the Securities Exchange Act of 1934, as amended, there is no assurance that the Company will continue to do so, or that re-sales of the Shares, or the common shares into which the Shares may be converted, can be made in the future under Rule 144 under the 1933 Act.

		3.12  Disclosure.   The Company has not knowingly withheld from
     any Investor any material facts relating to the assets, business, operations, financial condition, or prospects of the Company. No information in this Agreement or in any letter, certificate, schedule, statement, or other document furnished or to be furnished pursuant hereto or in connection with the transactions contemplated hereby contains or will contain any untrue statement of a material fact or omits or will omit to state any material fact required to be stated herein or therein or necessary to make the information herein or therein not misleading.

     4.	  Representations and Warranties of the Investor.   The Investor
     represents and warrants that:

                4.1	Investment Intent.   The Shares to be purchased by it
     are being purchased for its own account and not with the view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the 1933 Act. Such Investor understands that the Shares have not been registered under the 1933 Act by reason of their contemplated issuance in transactions exempt from the registration and prospectus delivery requirements of the 1933 Act pursuant to Section 4(2) thereof, and that the reliance of the Company and others upon this exemption is predicated in part upon this representation and warranty by such Investor.

               4.2	Qualification as a Sophisticated Investor.   Investor is
     a sophisticated investor for purposes of the 1933 Act, and an "Accredited Investor" for purposes of Regulation D promulgated thereunder, and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the investment to be made by him hereunder. Investor has indicated below the category which qualifies him as an Accredited Investor:

            ________	Any natural person whose individual net worth, or joint
                        net worth with that person's spouse, at the time of his purchase exceeds $1,000,000;

            ________	Any natural person who had an individual income in
                        excess of $200,000 in each of the two most recent years or joint income with that person's spouse in excess of $300,000 in each of those years and has a reasonable expectation of reaching the same income level in the current year;

            ________	Any trust, with total assets in excess of $5,000,000,
                        not formed for the specific purpose of acquiring the securities offered, whose purchase is directed by a sophisticated person as described in para. 230.506(b)
                        (2)(ii);

            ________	Any entity in which all of the equity owners are
                        Accredited Investors.

               4.3	Access to Information; Completion of Due Diligence.  The
     Investor has received all information requested or deemed necessary by him to make an informed investment decision with respect to his purchase of the shares, including the information described in Section 3.4 hereof and any other information requested of the Company regarding its financial condition or its business operations and prospects. Investor represents that he has completed, to his satisfaction, all due diligence investigations deemed necessary and prudent by him prior to purchasing the Shares.

               4.4	Acts and Proceedings.   This Agreement has been duly
     executed and delivered by such Investor, and is a valid and binding obligation of such Investor.

	       4.5      No Brokers or Finders.   No person has or will have, as
     a result of any act or omission of such Investor, any right, interest, or valid claim against the Company for any commission, fee, or other compensation as a finder or broker in connection with the transactions contemplated by this Agreement.

     5.	  Registration of Shares.   Investors shall not have any rights to
     registration under the 1933 Act of the common shares issuable upon conversion of the Shares.

     6.	  Conversion of Preferred Shares to Common Shares.   The Investor shall
     have the right, at any time prior to January 15, 2007, to convert the Shares to common shares of the Company ("Conversion Option") at a conversion ratio of one (1) common share for each Share owned by the Investor. If the Conversion Option is not exercised prior to ___________, 2007, the Investor's shares shall be converted automatically and without further action by the Investor into common shares of the Company at the same conversion ratio; provided, however, that if the average of the closing price for the Company's common shares on the over-the-counter market for the twenty (20) previous business days preceding ______________, 2007 (the "Trading Price") shall be below $0.15 per share, the Company shall issue to the Investor an adjusted number of common shares upon conversion determined by the following formula:

        number of common        number of Preferred           .15
        shares to          =    Shares owned           X    ----------
        be issued upon          by Investor                Trading Price
        conversion

     All conversion of the Shares shall be subject to and in accordance with the terms of the Shares as set forth on Exhibit "A" attached hereto.

     7.	   Right  of Company to Redeem Shares.   At any time after the date of
     this Agreement, the Company may purchase all or any portion of the Shares (on a pro-rata basis) at a price equal to $0.15 per share by delivering a notice to each Investor (the "Company Notice"). Upon delivery of a Company Notice, the Investor shall be obligated to sell to the Company all of the Shares which are the subject of such Company Notice; provided, that the Investor shall have thirty (30) days from the date of such Company Notice to exercise his right to convert the Shares to common shares of the Company, subject to any remaining obligations of the Company to pay any accrued but unpaid cumulative dividends.

     8.	  Notices.   All notices, requests, consents, and other communications
     required or permitted hereunder shall be in writing and shall be delivered, or sent by a service guaranteeing delivery within three days,

          (a)	if to any holder of any Shares addressed to such holder at its address as shown on the books of the Company, or at such other address as such holder may specify by written notice to the Company, or
          (b)	if to the Company at the address indicated below or at such
          other address as the Company may specify by written notice to the
          Investors:

                      MYCOM GROUP, INC.
                      602 Main Street, Suite 1200
                      Cincinnati, Ohio  45202

     and such notices and other communications shall for all purposes of the Agreement be treated as being effective or having been given if delivered personally, or, if sent by mail, when received.

     9.   Survival of Representations and Warranties, etc.   All representations
     and warranties contained herein shall survive the execution and delivery of this Agreement, any investigation at any time made by Investors or on Investors' behalf, and the sale and purchase of the Shares and payment thereof.

     10.  Parties in Interest.	  All the terms and provisions of this Agreement
     shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not, and, in particular, shall inure to the benefit of and be enforceable by the holder or holders from time to time of any of the Shares.

     11.   Headings.	The headings of the Sections of this Agreement have been
     inserted for convenience of reference only and do not constitute a part of this Agreement.

     12.   Choice of Law.   	Except for the application of Nevada corporation
     law to the Company, it is the intention of the parties that the laws of Ohio shall govern the validity of this Agreement, the construction of its terms, and the interpretation of the rights and duties of the parties.

     13.   Counterparts.	This Agreement may be executed concurrently in
     two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     14.   Enforceability.	If any provision of this Agreement shall be
     deemed or declared to be unenforceable, invalid, or void, the same shall not impair any of the other provisions of this Agreement, which shall be enforced in accordance with their respective terms.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

                                           COMPANY:
                                           MYCOM GROUP, INC.

                                   By:	  ______________________________________
                                           INVESTOR:





Exhibit A to SHARE PURCHASE AGREEMENT


                        EXPRESS TERMS OF PREFERRED SHARES
                                       OF
                               MYCOM GROUP, INC.


      The following is a statement of the express terms of the Preferred Shares:

    Section 1.	    Dividends.

      The holders of record of Preferred Shares in preference to the holders of shares of any other class of shares of the Corporation shall be entitled to receive, as and when declared by the Board of Directors, cumulative preferential cash dividends out of the funds of the Corporation legally available therefore in the amount of $0.012 per share, per annum, accruing from the date of issuance thereof, and no more. Such dividends shall be payable quarterly, in arrears, on the last day of March, June, September and December of each year commencing with March 31, 2002. Dividends not paid when payable in accordance with this subsection shall accrue and cumulate and shall be treated as "cumulative dividends" for purposes hereof. In no event shall any dividend, whether in cash, stock, or other property, be declared or paid upon or set apart for, nor shall any other distribution be made, with respect to, any other class of shares of the Corporation, nor shall any moneys or other consideration be set aside for or applied to the purchase, redemption, or retirement of such shares unless all cumulative dividends on the then outstanding Preferred Shares for all past quarterly dividend periods shall have been paid, or declared and a sum sufficient for the payment thereof set apart, and the full dividend thereon for the then current quarterly dividend period shall have been or currently shall be paid or declared and a sum sufficient for the payment thereof set apart.

    Section 2.	    Liquidation Preference.

      A.	The amount which the holders of Preferred Shares shall be
entitled to receive in the event of liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, will be $0.15 plus all accrued but unpaid cumulative dividends per Preferred Share.

      B.	Upon any such liquidation, dissolution, or winding up, the
preferential amounts with respect to the Preferred Shares shall be distributed out of or to the extent of the net assets of the Corporation legally available for such distribution, before any payment or other distribution is made with respect to any other class of shares of the Corporation.

      C.	If there remain net assets of the Corporation legally available for distribution to its shareholders after the preferential amounts shall have been paid to the holders of Preferred Shares, such net assets shall be divided as follows: First, to the extent of such remaining assets legally available for distribution, an amount equal to the amount distributed with respect to the Preferred Shares less the portion, if any, of such amount attributable to accrued but unpaid dividends with respect to the Preferred Shares shall be divided among the holders of the Common Shares on a pro rata basis. Second, any remaining net assets legally available for distribution shall be divided among the holders of the Preferred Shares and the holders of the Common Shares on a pro rata basis.

      D.	Written notice of any voluntary or involuntary liquidation,
dissolution, or winding up of the affairs of the Corporation, stating the payment date and the place where the distributable amounts will be payable, shall be given by mail, postage prepaid, not less than 45 days prior to the payment date stated therein, to the holders of record of the Preferred Shares at their respective addresses as the same then appear on the books of the Corporation.

    Section 3.	    Redemption.

      A.	The Corporation shall have the right to redeem all or any
portion of the Preferred Shares at any time upon thirty (30) days notice to holders of the Preferred Shares at a redemption price of $0.15 plus all accrued but unpaid cumulative dividends per Preferred Share, subject to the right of the holders of the Preferred Shares to convert the Preferred Shares as set forth in
Section 4 prior to the expiration of such thirty (30) days.

      B.	The Preferred Shares to be redeemed shall be selected pro rata in such manner as the Board of Directors may by resolution determine to be fair. Thirty (30) days previous notice shall be given to the holders of record of the Preferred Shares to be redeemed, by registered or certified mail, postage prepaid.

      C.	In order to facilitate the redemption of any Preferred Shares that may be chosen for redemption, the Board of Directors is authorized to exercise its discretion to cause the transfer books of the Corporation to be closed as to such shares not more than 30 days prior to the designated redemption date.

      D.	Any notice of redemption mailed to a holder of Preferred Shares at his address as the same appears on the books of the Corporation shall be conclusively presumed to have been given whether or not the holder receives the notice. Each such notice shall state the number of Preferred Shares to be redeemed, and, if less than all of the Preferred Shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder and the fact that a new certificate or certificates representing any unredeemed shares will be issued without cost to such holder; the place or places where such shares are to be surrendered; and that dividends on shares to be redeemed will cease to accrue and accumulate on the redemption date. No defect in any such notice to any holder of Preferred Shares shall affect the validity of the proceedings for the redemption of any other Preferred Shares.

      E.	Any Preferred Shares called for redemption pursuant to this
Section 3 shall not be deemed to be outstanding for the purposes of voting, determining the total number of shares entitled to vote, or payment of dividends thereon on or after the date on which the notice of redemption has been mailed to the holders thereof and a sum sufficient to redeem such shares has been set apart for payment of the redemption price upon surrender of the certificates therefore. Any money set aside for such payment which is not required to redeem such shares because of conversions may be promptly returned to the Corporation. In addition, any money set apart for such payment which remains unclaimed for a period of six years after the redemption date may be repaid to the Corporation upon the request of the Corporation as expressed by a resolution of the Board of Directors. The holders of record of the shares so called for redemption who have not made a claim against such moneys prior to such repayment to the Corporation will be deemed to be unsecured creditors of the Corporation for an amount equivalent to the amount set apart for payment of the redemption price and so repaid to the Corporation, but in no event shall any such holder be entitled to receive any interest paid from time to time on the money so set aside.

    Section 4.	    Conversion.

      A.	Prior to __________, 2006, the holder of any outstanding
Preferred Shares shall have the option at any time to convert the Preferred Shares into the fully paid and nonassessable Common Shares as hereinafter set forth in this Section 4. Any Preferred Shares outstanding on ___________, 2006, shall automatically become common shares subject to adjustment, if any, as set forth in Section 4(D) below. As used in this Section 4, "Common Shares" means
(i) the Common Shares, par value $.01 per share, of the Corporation as authorized by its Articles of Incorporation, as amended, and (ii) any other class of capital shares into which such Common Shares have been changed pursuant to any reclassification or reorganization as defined elsewhere in this
Section 4.

      B.	Any Preferred Share which has been called for redemption pursuant to Section 3 hereof may nevertheless be converted by the holder thereof at any time prior to the date fixed for such redemption.

      C.	The Preferred Shares may be converted into Common Shares at the
Conversion Rate. The "Conversion Rate" shall be one Common Share for each Preferred Share converted. However, the Conversion Rate may be adjusted under certain conditions as described in Section 4(D) below.

      D. 	In the event the Preferred Shares are automatically converted to
Common Shares on _______________, 2006, the Conversion Rate shall be adjusted if the average of the closing price for the Common Shares on the over-the-counter market for the twenty (20) previous business days preceding ______________, 2006 (the "Trading Price") shall be below $0.15 per share. The adjustment to the Conversion Rate shall be determined by the following formula:


     number of common            number of                    .15
     shares to             =     Preferred Shares      X    ----------
     be issued                   owned by Investor         Trading Price
     upon conversion

      E.	As soon as and to the extent funds are legally available for such purpose upon or after conversion of the Preferred Shares, all accrued but unpaid cumulative dividends on such Preferred Shares to the Conversion Date shall be paid in cash.

      F.	The Conversion Rate shall not be adjusted if there is a
reclassification. As used in this Section 4, the term "reclassification" means that the Common Shares are changed into the same or a different number or amount of capital shares, other securities, cash, or other property of the Corporation by reclassification or other capital reorganization other than a share dividend, a subdivision, or combination, or a reorganization as provided for elsewhere in this Section 4. However, in the event of a reclassification, the Preferred Shares shall become convertible into the same number or amount of capital shares, other securities, cash, or other property which would have been issuable, deliverable, or payable on account of the Common Shares issued upon the conversion of the Preferred Shares assuming such shares had been converted immediately prior to such reclassification. Each change in convertibility pursuant to this Section 4.F shall become effective as of the effective date of such reclassification.

      G.	The Conversion Rate shall not be adjusted if there is a
reorganization. As used in this Section 4 the term "reorganization" means (i) the merger or consolidation of the Corporation with or into any other corporation, or (ii) the sale or exchange of substantially all of the assets of the Corporation as an entirety to any other corporation or other entity. However, in the event of a reorganization, the Preferred Shares shall become convertible into the same number or amount of capital shares, other securities, cash, or other property of the Corporation or other entity surviving or resultingfrom the reorganization which would have been issuable, deliverable, or payableon account of the Common Shares issued upon conversion of the Preferred Shares,assuming such shares had been converted immediately prior to such reorganization.In addition, after a reorganization, the provisions of this
Section 4 shall be appropriately adjusted in a manner as nearly equivalent as practicable to the manner in which such provisions applied prior to such reorganization. Each change in convertibility pursuant to this Section 4.G shall become effective as of the effective date of such reorganization.

      H.	The Preferred Shares may be converted by (i) surrendering the certificates representing such shares together with (ii) written notice of conversion and (iii) a proper assignment of such certificates to the Corporation or in blank. The notice of conversion shall state the names and addresses in which the certificates representing the Common Shares issuable upon such conversion shall be issued. The date upon which the certificates representing the shares to be converted, the notice of conversion, and the proper assignment have all been received by the transfer agent is referred to herein as the "Conversion Date." As promptly as practicable after the Conversion Date, the Corporation shall issue and deliver, as specified in the notice of conversion, certificates for the number of full Common Shares (or other capital shares, other securities, cash or other property) issuable upon such conversion together with any cash instead of fractional shares as provided in Section 4(I) hereof. Such conversion shall be deemed to have been effected immediately prior to the close of business on the Conversion Date, and at such time the rights of the holder as a holder of the converted Preferred Shares shall cease and the person or persons in whose name or names any certificate or certificates for Common Shares shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the Common Shares represented thereby.

      I.	No fractional Common Shares (or other capital shares or other securities) or scrip representing fractional shares shall be issued upon conversion of the Preferred Shares. Instead, the Corporation shall pay a cash adjustment in an amount equal to the same fraction multiplied by $0.15 per share.

      J.	In the event some but not all of the Preferred Shares
represented by certificates surrendered by a holder are converted, the Corporation shall execute and deliver to or on the order of the holder, at the expense of the Corporation, a new certificate representing the number of Preferred Shares which were not converted.

      K.	The Corporation shall at all times reserve and keep available and free of preemptive rights out of it authorized but unissued Common Shares, solely for the purpose of effecting the conversion of the Preferred Shares, such number of its Common Shares (or other capital shares or other securities) as shall from time to time be sufficient to effect the conversion of all outstanding Preferred Shares, and if at any time the number of authorized but unissued Common Shares (or other capital shares or other securities) shall not be sufficient to effect the conversion of all then outstanding Preferred Shares, the Corporation shall take such corporate action as may be necessary to increase its authorized but unissued Common Shares (or other capital shares or other securities) to such number of shares as shall be sufficient for such purpose.

      L.	The Corporation shall pay all documentary, stamp, or other
transactional taxes attributable to the issuance or delivery of capital shares or other securities of the Corporation upon conversion of any of the Preferred Shares. However, the Corporation shall not be required to pay any taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificate for such shares in a name other than that of the holder of the Preferred Shares in respect of which such shares are being issued.

    Section 5.	    Voting Rights.

      A.	Except as otherwise required by law or this Section 5, the
holders of the Preferred Shares and the Common Shares shall be entitled to vote together as a single class on all matters.

      B.	Each Preferred Share shall be entitled to the number of votes with respect to all matters as to which holders of Preferred Shares are entitled to vote which is equal to the number of Common Shares, including fractional shares, into which the Preferred Shares were convertible upon the record date for determining the shareholders entitled to vote on all such matters.

      C.	The approval of the holders of not less than a majority of the outstanding Preferred Shares as of the record date for determining the shareholders entitled to vote on such matter, voting together as a class, shall be required in order to amend the Articles of Incorporation to affect adversely the rights of the holders of the Preferred Shares or to take any such action that would result in the creation of any class or series of shares of the Corporation.


    Section 6.	    Reports.

      So long as any of the Preferred Shares are outstanding, the Corporation shall provide to the holder or holders of such shares copies of all annual, quarterly, and other reports of the Corporation and copies of all shareholder notices of the Corporation when and as furnished to the holders of the Common Shares.


                                      END




Exhibit 21

                         Subsidiaries of the Registrant
                             (as of April 1, 2002)

                                            State of        Percentage
      Subsidiary Name                     Incorporation      Ownership
      ----------------                    -------------     ----------
      Bobbitt & Bransom, Inc.                  Ohio              100%