Form 10QSB
period 2002-03-31
MYCOM GROUP INC /NV/
filed 2002-05-14
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2002

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to ______________

                      Commission file number: 0-29836


                               MYCOM GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

            Nevada			                33-0677545
(State or other jurisdiction of               (IRS Employer Identification No.)
    incorporation or organization)



                  602 Main Street, Cincinnati, Ohio  45202
                  (Address of principal executive offices)

                                (513) 352-5560
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 2002, the issuer had 71,308,606 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]



                                    INDEX



PART I - FINANCIAL INFORMATION	                                   Page

ITEM 1. - FINANCIAL STATEMENTS	                                     3
          MYCOM GROUP, INC. AND SUBSIDIARY
          FINANCIAL STATEMENTS
          MARCH 31, 2001 AND 2002

        REPORT OF INDEPENDENT PUBLIC ACCOUNTS			     4

        CONSOLIDATED BALANCE SHEETS	                             5

        CONSOLIDATED STATEMENTS OF OPERATIONS                        6

        CONSOLIDATED STATEMENTS OF CASH FLOWS	                     7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	             8
        MARCH 31, 2001 AND 2002 AND DECEMBER 31, 2001



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          9-10
         CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION                                          11


SIGNATURES	                                                     12







                       PART I - FINANCIAL INFORMATION







                       MYCOM GROUP, INC. AND SUBSIDIARY
                             FINANCIAL STATEMENTS
                           MARCH 31, 2001 AND 2002









              Report of Independent Certified Public Accountants


                        To the Board of Directors of
                              Mycom Group, Inc.





We have reviewed the accompanying balance sheet of Mycom Group, Inc. as of March 31, 2002, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Mycom Group, Inc.

A review consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that would be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants

May 10, 2002





                      MYCOM GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                                            December 31, 2001      March 31, 2002
                                                            -----------------     -----------------
Cash                                                            $   89,830            $   58,788
Accounts receivable, net of allowance for doubtful accounts
 of $76,457 at December 31, 2001 and March 31, 2002              1,606,029             1,057,613
Prepaid expenses and other                                          43,668                24,737
Accounts receivable, affiliate                                                           212,528
                                                                ----------            ----------
                                      Total current assets       1,739,527             1,353,666

Fixed Assets
 Leasehold improvements                                             23,605                39,899
 Office furniture and equipment                                    661,591               659,210
Accumulated amortization & depreciation                           (415,150)             (441,000)
                                                                ----------            ----------
                                      Fixed assets, net            270,046               258,109

Software development                                               174,027               243,552
Goodwill, net of accumulated amortization
  of $340,834 at December 31, 2001, and
  March 31, 2002 	              	                         2,241,640  	       2,241,640
Other assets                                                         9,920                12,292
                                                                ----------            ----------
                                           TOTAL ASSETS         $4,435,160            $4,109,259
                                                                ==========            ==========



                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                        $1,685,855            $1,323,613
   Accounts payable-minority affiliate				   162,024
   Notes and current maturities of notes                         1,065,851             1,337,215
   Current maturities of obligations under capital leases           29,066                27,683
                                                               -----------            ----------
                                    Total current liabilities    2,942,796             2,688,511

   Notes payable, net of current maturities                         61,474                52,994
   Notes payable, related parties (see Note 2)                     810,687               810,686
   Lease obligations                                                13,959                25,632
   Other             				                    79,592                79,592
                                                                ----------            ----------
                                         TOTAL LIABILITIES       3,908,507             3,657,415
                                                                ----------            ----------
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares
    authorized, 500,000 issued and outstanding as of
    December 31, 2001 and 1,166,667 at March 31, 2002               75,000               175,000

   Common stock, $.01 par value, 90,000,000 shares authorized,
    71,308,606 issued and outstanding at December 31, 2001,
    and March 31, 2002                                             604,914               604,914

   Retained earnings (accumulated deficit)                        (153,261)             (328,070)
                                                                ----------            ----------
TOTAL STOCKHOLDERS' EQUITY                                         526,653               451,844
                                                                ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $4,435,160            $4,109,259
                                                                ==========            ==========

The accompanying notes are an integral part of the financial statements.



                       MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                  Three Months Ended
                                                       March 31
                                            -------------------------------
                                                2001               2002
                                            -------------     -------------
                                            (unaudited)        (unaudited)
                                            -------------     -------------
Revenue                                      $1,594,802         $2,094,860
                                            -------------     -------------
Operating Expenses:
   Labor and benefits                           270,267            684,244
   Cost of products & materials               1,235,859          1,473,883
   Depreciation                                  20,516             26,274
   Rent                                          13,817             49,096
   Other                                         27,503              4,204
                                            -------------     -------------
                      Total                   1,567,962          2,237,701
                                            -------------     -------------
   Income (loss) from operations                 26,840           (142,841)
                                            -------------     -------------
Other income (expense):
   Income (loss) from minority interest
   Income (loss) from sale of assets
   Interest expense                              (5,113)           (31,968)
                                            -------------     -------------
Income (loss) before provision
          for income taxes                       21,727           (174,809)

Provision (credit) for income taxes

Net income (loss)                               $21,727          $(174,809)
                                            =============     =============

Per share information:
   Net income (loss) per share from
         operations                                 nil                nil
                                            -------------     -------------

Net income (loss) per share                        $nil               $nil
                                            =============     =============
Weighted average common shares,
        Outstanding                           47,000,000        72,475,273
                                            =============     =============

The accompanying notes are an integral part of these financial statements.










                      MYCOM GROUP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended
                                                        March 31
                                            -------------------------------
                                                   2001             2002
                                              -------------   -------------
                                              (unaudited)      (unaudited)
                                              -------------   -------------

Net income (loss)                              $   21,727      $  (174,809)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
   Depreciation & amortization                     20,516           26,274
   Decrease (increase) in:
          Accounts receivable                      63,062          548,416
          Prepaid expenses                         20,062           18,931
          Deposits and other                           15           (2,796)
          Accounts receivable - affiliate                         (374,552)
   Increase (decrease) in:
          Accounts payable and accrued expenses     1,225         (362,242)
					      -------------   -------------
             Net cash from (used in) operations   126,607         (320,778)
                                              -------------   -------------
Cash flows from investing activities:
   Purchases of fixed assets                       (1,865)         (13,913)
   Investment in acquisitions                    (132,707)
   Investment in software development                              (69,525)
					      -------------   -------------
        Net cash (used in) investing activities  (134,572)         (83,438)
                                              -------------   -------------

Cash flows from financing activities:
   Leases                                                           10,290
   Issuance of preferred stock                                     100,000
   Payments on long-term financing                                 (33,879)
   Change in line of credit                                        296,763
                                              -------------   -------------
            Net cash provided by financing activities              373,174
                                              -------------   -------------
            Net increase (decrease) in cash        (7,965)         (31,042)
Cash and cash equivalents:
   Beginning of year                               46,655           89,830
   Cash acquired in merger
                                              -------------   -------------
   End of Period                                $  38,690         $ 58,788
                                              =============   =============

Supplemental cash flow information:
   Cash paid for interest                       $   5,378         $ 29,468
                                              =============   =============
   Cash paid for income taxes                   $      -          $     -

The accompanying notes are an integral part of these financial statements.





                      MYCOM GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 2001 AND 2002 AND DECEMBER 31, 2001

1)	Unaudited Statements

       The Balance Sheet as of March 31, 2002, the Statements of Operations for the three month periods ended March 31, 2001, and 2002, and the Statements of Cash Flows for the three month periods ended March 31, 2001, and 2002, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2002, and for all periods presented, have been made.

       These statements should be read in conjunction with the company's audited financial statements for the year ended December 31, 2001, as filed on Form 10KSB, with the Securities and Exchange Commission, dated April 1, 2002, and included herein by reference.


2)	Calculation of Earnings (Loss) Per Share

       The earnings (loss) per share is calculated by dividing the Net Income
(Loss) by the weighted average number of common shares and common share equivalents outstanding.


3)	Principles of Consolidation and Financial Reporting

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

       Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the merger agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. Under the terms of the note agreements, $1,175,714 will be paid Rob R. Bransom and James T. Bobbitt over 18 quarterly payments. The terms of the purchase agreement and the notes payable were filed with the Securities and Exchange Commission with the company's Form 8-K dated May 2, 2001. Due to this merger being accounted for as a reverse acquisition, these notes were treated as a one time capital distribution resulting in a reduction to shareholders' equity.


5)	Changes in Securities

       On January 15, 2002, the Company sold 666,667 shares of preferred, series A stock to a director for $100,000 ($.15 per share). The sale of these
shares was not registered.   The terms of the preferred share purchase
agreement include conversion rights to common stock, on a on-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of the total shares owned by the investor at the end of the term equals the original $100,000 invested.

       On March 1, 2002, the Company issued 480,000 options to employees at $.04 per share. These options are exercisable on March 1, 2003.


6)	Basis of Presentation - Going Concern

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital.

	In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital as needed, and the success of its future operations.

       Management believes that its ability to raise additional capital provide an opportunity for the Company to continue as a going concern.


7)	Recent Accounting Pronouncement

       Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets," (FAS 142) which stipulates that goodwill can no longer be amortized. FAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The initial phase of the impairment test is required to be completed by June 30, 2002, and if the fair value of the reporting unit is less than its carrying value, the second phase to determine the amount of the impairment is to be completed by December 31, 2002. Management is in the process of completing the goodwill impairment testing required by this standard. Management expects the impairment test to be completed within the timeframe stipulated by the pronouncement. At January 1, 2002, the Company had net goodwill of $2,241,640. The implementation of FAS 142 decreased amortization expense by approximately $64,000 in the three months ended March 31, 2002.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be used in conjunction with the company's audited financial statements for the year ended December 31, 2001, as filed on Form 10KSB, with the Securities and Exchange Commission.

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


                      Three Months Ended March 31, 2001
                Compared to Three Months Ended March 31, 2002

Result of Operations

Revenue increased $500,058 or 31% from $1,594,802 during the first quarter of 2001 to $2,094,860 in 2002. This increase is the result of increased product sales of $149,211 or 9% and $350,837 of consulting sales that are not included in the 2001 results. Since the Broughton merger occurred April 16, 2001, and in substance Broughton acquired Mycom, Mycom results have not been consolidated into the 2001 financial statements prior to April 16, 2001.

Operating expenses increased $674,151 or 43% from $1567,962 in 2001 to $2,242,113 in the first quarter of 2002. This increase was due primarily to the increased product sales as discussed above and increased expenses from operating a larger consolidated entity in 2002.

Net income in the first quarter of 2001 was $21,727 compared to a loss of ($174,809) in the same period this year. The losses in 2002 were attributable to economic conditions throughout the United States that has resulted in a significant reduction of business activities in technical service companies. Operating performance improved progressively by month in the first quarter with March operations nearly breaking even.


Liquidity and Capital Resources

The Company has a net working capital deficiency, which normally raises substantial doubts about its ability to continue as a going concern without additional capital or a change in operating performance. As of May 2, 2002, the working capital deficit was approximately $1.2 million that includes a bank line of credit of $1,000,000 that was due for renewal on April 16, 2002. The Company is currently working with its bank to restructure the current credit facility. Management expects improved operating performance during 2002. In addition, management is pursuing remedies that include private placements of additional equity capital, and sold an additional $100,000 of preferred shares in January 2002.






                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes of substance have occurred from what was previously reported in the company's Form 10-KSB for the period ended December 31, 2001 per Rule 12b-2.

Item 2.  Changes in Securities

On January 15, 2002, the Company sold 666,667 shares of preferred, series A stock to a Mycom Director for $100,000 ($.15 per share). The sale of these shares was not registered. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company?s common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals the original $100,000 invested.

There are 10,000,000 shares of series A preferred stock authorized of which 1,166,667 have been issued as of May 2, 2002. The Company continues to offer series A preferred shares to certain private investors.







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



Date:   May 14, 2002