Form 10QSB
period 2002-06-30
MYCOM GROUP INC /NV/
filed 2002-07-29
CIK 1070510

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                 For the quarterly period ended June 30, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to ______________

                       Commission file number: 0-29836


                              MYCOM GROUP, INC.
 -----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Nevada					33-0677545
 -----------------------------------------------------------------------------
  (State or other jurisdiction of 	      (IRS Employer Identification No.)
   incorporation or organization)

             	    602 Main Street, Cincinnati, Ohio  45202
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (513) 352-5560
 -----------------------------------------------------------------------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section
 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 19, 2002, the issuer had 71,308,606 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]





                                    INDEX



PART I - FINANCIAL INFORMATION	                                          Page
                                                                          ----
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS                                 3
          MYCOM GROUP, INC. AND SUBSIDIARY
          JUNE 30, 2001 AND 2002

        REPORT OF INDEPENDENT PUBLIC ACCOUNTS			            4

        CONSOLIDATED BALANCE SHEETS	                                    5

        CONSOLIDATED STATEMENTS OF OPERATIONS                               6

        CONSOLIDATED STATEMENTS OF CASH FLOWS	                            7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	                    8
        JUNE 30, 2001 AND 2002 AND DECEMBER 31, 2001



ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                10

PART II - OTHER INFORMATION                                                12


SIGNATURES                                                                 12







                      PART I - FINANCIAL INFORMATION


                     MYCOM GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001 AND 2002



              Report of Independent Certified Public Accountants


                          To the Board of Directors of
                                 Mycom Group, Inc.





We have reviewed the accompanying consolidated balance sheet of Mycom Group, Inc. as of June 30, 2002, and the related consolidated statements of income, retained earnings, and cash flows for the three month and six month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Mycom Group, Inc.

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

Based on our review, we are not aware of any material modifications that would be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the financial statements, certain conditions raise substantial doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants

July 19, 2002





                        MYCOM GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

									              (unaudited)
                                                              December 31, 2001    June 30, 2002
                                                              -----------------  ---------------
Cash                                                                $   89,830       $   34,682
Accounts receivable, net of allowance for doubtful accounts
 of $76,457 at December 31, 2001 and June 30, 2002                   1,606,029          919,533
Prepaid expenses and other                                              43,668            6,737
Accounts receivable, affiliate                                                          221,257
                                                                     ----------       ----------
                                      Total current assets           1,739,527        1,182,209

Fixed Assets
 Leasehold improvements                                                 23,605           39,899
 Office furniture and equipment                                        661,591          659,211
Accumulated amortization & depreciation                               (415,150)        (466,851)
                                                                     ----------       ----------
                                      Fixed assets, net                270,046          232,259

Software development, net of accumulated amortization                  174,027          303,336
Goodwill                     	                	             2,241,640        2,241,640
Other assets                                                             9,920           14,860
                                                                     ----------       ----------
                                           TOTAL ASSETS             $4,435,160       $3,974,304
                                                                    ===========      ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                             $1,685,855       $1,053,205
   Accounts payable-minority affiliate				        162,024
   Notes and current maturities of notes                              1,065,851        1,563,406
   Current maturities of obligations under capital leases                29,066           23,975
                                                                     -----------       ----------
                                         Total current liabilities    2,942,796        2,640,586

   Notes payable, net of current maturities                              61,474           44,467
   Notes payable, related parties (see Note 2)                          810,687          782,644
   Lease obligations                                                     13,959           21,937
   Other             				                         79,592
                                                                      ----------       ----------
                                         TOTAL LIABILITIES            3,908,507        3,489,634
                                                                      ----------       ----------
Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares
    authorized, 500,000 issued and outstanding as of
    December 31, 2001 and 1,166,667 at June 30, 2002                     75,000          175,000

   Common stock, $.01 par value, 90,000,000 shares authorized,
    71,308,606 issued and outstanding at December 31, 2001,
    and June 30, 2002                                                   604,914          604,914

   Retained earnings (accumulated deficit)                             (153,261)        (295,244)
                                                                     -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                              526,653          484,670
                                                                     -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $4,435,160       $3,974,304
                                                                     ===========      ===========


The accompanying notes are an integral part of the financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                     Three Months Ended                    Six Months Ended
                                           June 30                             June 30
                                -----------------------------        ----------------------------
                                   2001              2002               2001             2002
                                -----------       -----------        -----------      -----------
                                (unaudited)       (unaudited)        (unaudited)      (unaudited)
                                -----------       -----------        -----------      -----------
Revenue                         $2,856,748        $1,911,561         $4,451,550       $4,006,421
                                -----------       -----------        -----------      -----------

Operating Expenses:
   Cost of products & materials  1,558,342         1,306,292          2,794,201        2,780,175
   Labor related expenses          942,538           587,108          1,212,805        1,211,617
   Depreciation                     70,817            26,274             91,333           52,548
   Other                           146,427             5,840            187,747          120,717
                                -----------       -----------        -----------      -----------
                     Total       2,718,124         1,925,514          4,286,086        4,165,057
                                -----------       -----------        -----------      -----------
   Income (loss) from operations   138,624           (13,953)           165,464         (158,636)
                                -----------       -----------        -----------      -----------

Other income (expense):
   Income (loss) from minority     (31,336)           79,592            (31,336)          79,592
interest/change in accounting estimate
   Income (loss) from sale of assets                                                       1,842
   Interest (expense)              (26,970)          (32,814)           (32,083)         (64,781)

                                -----------       -----------        -----------      -----------
Income (loss) before provision
    for income taxes                80,318            32,825            102,045         (141,983)
                                -----------       -----------        -----------      -----------
 Provision (credit) for income
    taxes
                                -----------       -----------        -----------      -----------
          Net income (loss)        $80,318           $32,825           $102,045        $(141,983)
                                ===========       ===========        ===========      ===========

Per share information:
   Net income (loss) per share from
         operations                    nil               nil                nil              nil
                                -----------       -----------        -----------      -----------

Net income (loss) per share           $nil              $nil               $nil             $nil
                                ===========       ===========        ===========      ===========
Weighted average common shares,
        Outstanding             48,932,890        72,475,273         57,629,988       72,423,421
                                ===========       ===========        ===========      ===========




The accompanying notes are an integral part of these financial statements.








                         MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Six Months Ended June 30
                                                    2001                2002
                                                (unaudited)         (unaudited)
                                               ------------        ------------
Net income (loss)                              $   102,045         $  (141,983)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
   Depreciation & amortization                      91,333              52,548
   Decrease (increase) in:
          Accounts receivable                       60,306             686,496
          Prepaid expenses                          22,351              36,931
          Deposits and other                         5,779              (5,787)
          Accounts receivable - affiliate                             (383,281)
   Increase (decrease) in:
          Accounts payable and accrued expenses      4,892            (632,650)
                                               ------------        ------------
         Net cash from (used in) operations        286,706            (387,726)
                                               ------------        ------------

Cash flows from investing activities:
   Purchases of fixed assets                       (23,443)            (13,914)
   Investment in acquisitions                     (235,482)
   Investment in software development                                 (129,309)
                                               ------------        ------------
         Net cash (used in) investing activities  (258,925)           (143,223)
                                               ------------        ------------

Cash flows from financing activities:
   Leases                                           (6,690)              2,887
   Capital advances on long-term financing         150,000
   Issuance (cancellation) of capital stock        (10,380)            100,000
   Minority interest/change accounting estimate                        (79,592)
   Payments on long-term financing                 (26,744)            (85,179)
   Change in line of credit                       (165,887)            537,685
                                               ------------        ------------
         Net cash provided by financing activities (59,701)            475,801
                                               ------------        ------------
         Net increase (decrease) in cash           (31,920)            (55,148)
                                               ------------        ------------
Cash and cash equivalents:
   Beginning of year                                46,655              89,830
   Cash acquired in merger                             565
                                               ------------        ------------
   End of Period                                 $  15,300            $ 34,682
                                               ============        ============

Non-cash financing & investing activities:
Realization of goodwill from acquisition       $(1,797,761)
Recapitalization of retained earnings from acq.    700,120
Recapitalization of paid-in capital from acq.    1,097,661
Recapitalization of common stock from acq.             (20)
Issuance of capital stock for acquisition
Increase in notes payable from acquisition       1,175,714
Decrease in paid-in capital-notes payable       (1,175,714)
                                               ------------        ------------
            Total non-cash activities                 $-0-
                                               ------------        ------------

Supplemental cash flow information:
   Cash paid for interest                        $  21,937           $  62,281
                                               ============        ============
   Cash paid for income taxes                    $      -            $      -
                                               ============        ============


The accompanying notes are an integral part of these financial statements.




                         MYCOM GROUP, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   JUNE 30, 2001 AND 2002 AND DECEMBER 31, 2001


1)	Unaudited Statements

       The Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statements of Operations for the three and six month periods ended June 30, 2001, and 2002, and the Statements of Cash Flows for the six month periods ended June 30, 2001, and 2002, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2002, and for all periods presented, have been made.

       These statements should be read in conjunction with the company's audited financial statements for the year ended December 31, 2001, as filed on Form 10KSB, with the Securities and Exchange Commission, dated April 1, 2002, and included herein by reference.

2)	Calculation of Earnings (Loss) Per Share

       The earnings (loss) per share are calculated by dividing the Net Income
(Loss) by the weighted average number of common shares and common share equivalents outstanding.

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

        Mycom Group retains a 49% interest in Mycom Advertising, Inc. (MAI). MAI is accounted for under the equity method, and as such is not consolidated into these statements. Income (loss) from minority interest/change in accounting estimate showed income in the second quarter of 2002 of $79,592 compared to a loss in the same period of 2001 of $31,336. Income from minority interest/change in accounting estimate in 2002 resulted from a change in accounting estimate that resulted in a reduction in its Minority Interest liability from $79,592 to zero. This liability was recorded in prior periods as the Company's 49% share of MAI's accumulated deficit and totaled $79,592 as of December 31, 2001. MAI's operating performance has improved subsequent to December 31, 2001, resulting in the Company estimating that it will pay none of the accumulated deficit rather than its 49% share as previously recorded. While the Company never believed it had any legal responsibility for the 49% of the accumulated deficit, they originally estimated that as a matter of business practice they would pay $79,592. The company will begin recording its 49% share of future profits, if any, after MAI's accumulated deficit has reached zero.

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

5)	Subsequent Event

       Mycom restructured it's debt facility on July 10, 2002 with Provident Bank of Cincinnati, Ohio. The Bank increased the Company's long-term debt facility by $211,000, and increased the Company's line of credit from $1,000,000 to $1,200,000. Each of the two debt instruments bear interest at a rate of two percentage points above the Bank's prime rate. In addition, the Company issued 500,000 stock purchase warrants to the Bank that become exercisable (at $.03 per share) should the Company voluntarily leave Provident Bank.

6)	Basis of Presentation - Going Concern

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations, and has a working capital deficit that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital, and its bank has increased the Company's credit facility by approximately $400,000.

	In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital as needed, and the continued improvement of its future operations.

	Management believes that the financial resources available through its existing credit facility, improved operating performance, and its ability to raise additional capital provide opportunity for the Company to continue as a going concern.


7)	Recent Accounting Pronouncement

       Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets," (FAS 142) which stipulates that goodwill can no longer be amortized. FAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. After the initial phase of the impairment test, the Company believes the fair value of the reporting units exceeds carrying value. The second phase of impairment testing will determine the amount of the impairment, if any, and is to be completed by December 31, 2002. Management is in the process of completing the goodwill impairment testing required by this standard. At July 1, 2002, the Company had net goodwill of $2,241,640. The implementation of FAS 142 decreased amortization expense by approximately $64,000 in the three months ended June 30, 2002, and $128,000 for the six-month period then ended.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

The following discussion should be used in conjunction with the company's audited financial statements for the year ended December 31, 2001, as filed on Form 10KSB, with the Securities and Exchange Commission.

     Description of Business

Mycom Group provides a complementary mix of technology products and services, and develops and markets new software applications using the mycomPRO(TM) brand name. Services include comprehensive design, development and web enabling of e-business applications, database applications, networking, and online and classroom instructional training and communications services. Mycom provides these services for large and medium-sized businesses, and technical marketing and documentation services that enhance the benefits of technology investments across an enterprise. Through its sales division, Broughton International, Mycom offers a wide range of software, hardware and enterprise solutions to a base of more than 20,000 customers throughout North America. MYCOM Group and Broughton are on the web at www.mycom.com. Mycom's software brand, mycomPro, can be found on the web at www.mycompro.com.


                       Three Months Ended June 30, 2001
                Compared to the Three Months Ended June 30, 2002


     Results of Operations

Revenue decreased $945,187 from $2,856,748 in the second quarter of 2001 to $1,911,561 in 2002, or 33%. This decrease is the result of reduced product sales of $467,493 or 23% and reduced consulting revenue of $477,694 or 58%. The 2002 product sales business remains strong despite the sales reduction from the comparable 2001 period, and has historically had higher levels of revenue in the second half of the year. Software sales in the second quarter of 2001 included some unusually large security product orders that were part of a special vendor
sales program that did not repeat in 2002.   Consulting revenues have been
affected by reduced spending from large companies that were formerly significant customers (in excess of 10% of total revenue). The Company's customer base still includes the same large clients, however, no one customer provides 5% of total revenue. The Company has restructured its business to reflect the lower level of consulting business, and is positioned to respond to increased demand when economic conditions change.

Operating expenses decreased $792,610 or 29% from 2001 totals of $2,718,124 to $1,925,514 in the second quarter of 2002. This expense reduction came from reduced labor related costs of $355,430, reduced cost of product sales of $252,050, and other reduced operating expenses from restructuring of $185,130.

Income (loss) from minority interest showed income in the second quarter of 2002 of $79,592 compared to a loss in the same period of 2001 of $31,336. Income from minority interest in 2002 resulted from a change in accounting estimate that resulted in a reduction in its Minority Interest liability from $79,592 to zero. This liability was recorded as the Company's 49% share of MAI's accumulated deficit as of December 31, 2001. MAI's operating performance has improved, and the Company will begin recording its 49% share of those profits after MAI's accumulated deficit has reached zero.

Net income in the second quarter of 2002 was $32,825 compared to $80,318 in the same period last year, the decline being mainly from lower revenue. Profitability in the second quarter of 2002 reflects the first profitable quarter since Q-2 of 2001, due to the economic conditions affecting the entire industry.







                         Six Months Ended June 30, 2001
                 Compared to the Six Months Ended June 30, 2002

     Results of Operations

Revenue decreased $445,129 from $4,451,550 in the first half of 2001 to $4,006,421 in 2002, or 10%. This decrease is the result of reduced product sales of $318,272 or 9% and reduced consulting revenue of $126,857 or 15%. The 2002 product sales business remains strong despite the sales reduction from the comparable 2001 period, and has historically had higher levels of revenue in the second half of the year. Software sales in the second quarter of 2001 included some unusually large security product orders that were part of a special vendor
sales program that did not repeat in 2002.    Consulting revenues have been
affected by reduced spending from large companies that were formerly significant customers (in excess of 10% of total revenue). The Company's customer base still includes the same large clients, however, no one customer provides 10% of total revenue. The Company has restructured its business to reflect the lower level of consulting business, and is positioned to respond to increased demand when economic conditions change.

Operating expenses for the six month periods are not comparable because Mycom Consulting operations are not included in the 1st quarter 2001 results since the business combination occurred April 16, 2001. Expenses for the six months ended 2002 include the operations of both companies for the entire six months, and 2001 results only include Mycom Consulting for 11 weeks of the 26-week period. Despite this fact, operating expenses decreased $121,029 or 3% from 2001 totals of $4,286,086 to $4,165,057. Actual expense reductions can be better understood from the three-month analysis above.

Income (loss) from minority interest showed income in the first six months of 2002 of $79,592 compared to a loss in the same period of 2001 of $31,336. Income from minority interest in 2002 resulted from a change in accounting estimate that resulted in a reduction in its Minority Interest liability from $79,592 to zero. This liability was recorded as the Company's 49% share of MAI's accumulated deficit as of December 31, 2001. MAI's operating performance has improved, and the company will begin recording its 49% share of those profits after MAI's accumulated deficit has reached zero.

Net losses in the first six months of 2002 were $141,983 compared to income of $102,045 in the same period last year mainly as a result of lower revenue, and substantially different economic conditions between the two periods.


Liquidity and Capital Resources

Mycom restructured its debt facility on July 10, 2002 with Provident Bank of Cincinnati, Ohio. The Bank increased the Company's long-term debt facility by $211,000, and increased the Company's line of credit from $1,000,000 to $1,200,000. Each of the two debt instruments bear interest at a rate of two percentage points above the Bank's prime rate. The Company has a net working capital deficiency as of June 30, 2002, of approximately $1.5 million that includes a renewable bank line of credit of $1,200,000 due in January of 2003. Mycom expects continued improvement in operating performance, and if achieved,
expects the Bank to extend its $1.2 million line of credit next January.   In
addition, management is pursuing remedies that include private placements of additional equity capital, and sold $175,000 of preferred shares since December 31, 2001.





                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

No changes of substance have occurred from what was previously reported in the company's Form 10-KSB for the period ended December 31, 2001 per Rule 12b-2.

Item 2.  Changes in Securities

None during the three months ended June 30, 2002, see Subsequent Event footnote No. 5.




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

Date:   July 29, 2002