Form 10QSB
period 2002-09-30
MYCOM GROUP INC /NV/
filed 2002-11-15
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ______________
            Commission file number: 0-29836


			         MYCOM GROUP, INC.
________________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)


	          Nevada	                      33-0677545
________________________________________________________________________________
     (State or other jurisdiction 	    (IRS Employer Identification No.)
     of incorporation or organization)


		     602 Main Street, Cincinnati, Ohio  45202
________________________________________________________________________________
                     (Address of principal executive offices)


                         	 (513) 352-5560
________________________________________________________________________________
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2002, the issuer had 71,308,606 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]





                                     INDEX



PART I - FINANCIAL INFORMATION	                                     Page

ITEM 1.- COSOLIDATED FINANCIAL STATEMENTS	                       3
          MYCOM GROUP, INC. AND SUBSIDIARY
          SEPTEMBER 30, 2001 AND 2002

       REPORT OF INDEPENDENT PUBLIC ACCOUNTS			       4

       CONSOLIDATED BALANCE SHEETS	                               5

       CONSOLIDATED STATEMENTS OF OPERATIONS                           6

       CONSOLIDATED STATEMENTS OF CASH FLOWS	                       7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	               8
       SEPTEMBER 30, 2001 AND 2002 AND DECEMBER 31, 2001



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            10
         CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION     	                              12


SIGNATURES 		                                              12








                          PART I - FINANCIAL INFORMATION







                         MYCOM GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2001 AND 2002








               Report of Independent Certified Public Accountants


                          To the Board of Directors of
                                Mycom Group, Inc.





We have reviewed the accompanying consolidated balance sheet of Mycom Group, Inc. as of September 30, 2002, and the related consolidated statements of income, retained earnings, and cash flows for the three month and nine month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Mycom Group, Inc.

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

As discussed in the notes to the financial statements, certain conditions raise substantial doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements include certain adjustments to the financial statements as described in Note 5 that relate to the contingencies regarding the Company's ability to continue as a going concern.



/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants

November 5, 2002




                        MYCOM GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                                     (unaudited)
                                                              December 31, 2001  September 30, 2002
                                                              -----------------  ------------------
Cash                                                               $   89,830         $  142,048
Accounts receivable, net of allowance for doubtful accounts of
 $76,457 at December 31, 2001 and $35,409 at September 30, 2002     1,606,029            843,840
Prepaid expenses and other                                             43,668             27,408
Accounts receivable, minority affiliate                                                  319,338
                                                                    ----------         ----------
                                      Total current assets          1,739,527          1,332,634

Fixed Assets
 Leasehold improvements                                                23,605
 Office furniture and equipment                                       661,591            617,878
Accumulated amortization & depreciation                              (415,150)          (492,701)
                                                                    ----------         ----------
                                      Fixed assets, net               270,046            125,177

Software development, net of accumulated amortization                 174,027
Goodwill                     	                	            2,241,640  	         536,477
Other assets                                                            9,920             14,436
                                                                    ----------         ----------
                                           TOTAL ASSETS            $4,435,160         $2,008,724
                                                                   ===========        ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                           $1,685,855         $1,229,162
   Accounts payable-minority affiliate				      162,024
   Notes and current maturities of notes                            1,065,851          1,473,046
   Current maturities of obligations under capital leases              29,066             22,925
   Contingent liability from minority affiliate                                          500,000
                                                                   -----------         ----------
                                         Total current liabilities  2,942,796          3,225,133

   Notes payable, net of current maturities                            61,474            230,295
   Notes payable, related parties (see Note 4)                        810,687            290,712
   Lease obligations                                                   13,959
   Other             				                       79,592
                                                                    ----------         ----------
                                         TOTAL LIABILITIES          3,908,507          3,746,140
                                                                    ----------         ----------

Stockholders' Equity:
   Preferred stock, $.01 par value, 10,000,000 shares
    authorized, 500,000 issued and outstanding as of
    December 31, 2001 and 1,166,667 at September 30, 2002              75,000            175,000

   Common stock, $.01 par value, 90,000,000 shares authorized,
    71,308,606 issued and outstanding at December 31, 2001,
    and September 30, 2002                                            604,914            604,914

   Retained earnings (accumulated deficit)                           (153,261)        (2,517,330)
                                                                    ----------         ----------
TOTAL STOCKHOLDERS' EQUITY                                            526,653         (1,737,417)
                                                                    ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $4,435,160         $2,008,724
                                                                   ===========        ===========


The accompanying notes are an integral part of the financial statements.






                       MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended        Nine Months Ended
                                                     September 30              September 30
                                                  ------------------        -----------------
                                                  2001          2002        2001         2002
                                               -----------  -----------  -----------  -----------
                                               (unaudited)  (unaudited)  (unaudited)  (unaudited)
                                               -----------  -----------  -----------  -----------


Revenue                                         $2,525,811   $1,878,624   $6,976,411   $5,885,044

Operating Expenses:
   Cost of products & materials                  1,572,563    1,340,278    4,256,764    4,120,453
   Labor related expenses                        1,040,747      557,484    2,374,888    1,739,839
   Depreciation                                     82,086       26,274      173,419       78,822
   Other                                             1,176       37,265      195,520      187,244
   Asset impairment (non-recurring)                           2,101,926                 2,101,926
                                               -----------  -----------  -----------  -----------
              Total                              2,696,572    4,063,227    7,000,590    8,228,284
                                               -----------  -----------  -----------  -----------
   Income (loss) from operations                  (170,761)  (2,184,603)     (24,179)  (2,343,240)

Other income (expense):
   Income (loss) from minority
interest/change in accounting estimate             (76,469)                  (89,698)      79,592
   Income (loss) from sale of assets               (11,653)                  (10,878)       1,842
   Interest (expense)                              (26,875)     (37,481)     (58,958)    (102,263)
                                               -----------  -----------  -----------  -----------
Income (loss) before provision
          for income taxes                        (285,758)  (2,222,084)    (183,713)  (2,364,069)
                                               -----------  -----------  -----------  -----------

 Provision (credit) for income taxes
                                               -----------  -----------  -----------  -----------
               Net income (loss)                 $(285,758) $(2,222,084)   $(183,713) $(2,364,069)
                                               ===========  ===========  ===========  ===========

Per share information:
   Net income (loss) per share from
         operations                                    nil          nil          nil          nil

Net income (loss) per share                           $nil         $nil         $nil         $nil
Weighted average common shares,
        Outstanding                             70,701,584   72,475,273   59,088,154   72,423,421




The accompanying notes are an integral part of these financial statements.






                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Nine Months Ended September 30
                                                     2001             2002
                                                -------------    -------------
                                                 (unaudited)      (unaudited)
                                                -------------    -------------
Net income (loss)                               $   (183,713)    $ (2,364,069)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
   Depreciation, amortization & impairment           173,419        2,180,748
   Proceeds from disposal of equipment                10,950
   Decrease (increase) in:
          Accounts receivable                        563,006          762,189
          Prepaid expenses                            29,601           16,260
          Deposits and other                          10,458           (5,568)
          Accounts receivable - affiliate            (47,639)          18,638
   Increase (decrease) in:
          Accounts payable and accrued expenses     (552,857)        (456,693)
                                                -------------    -------------
           Net cash from (used in) operations          3,225          151,505
                                                -------------    -------------

Cash flows from investing activities:
   Purchases of fixed assets                         (30,024)         (37,682)
   Investment in acquisitions                       (280,482)
   Investment in software development               (144,063)        (206,732)
                                                -------------    -------------
          Net cash (used in) investing activities   (454,569)        (244,414)
                                                -------------    -------------

Cash flows from financing activities:
   Leases                                            (13,218)          18,869
   Capital advances on long-term financing           150,000          211,757
   Issuance (cancellation) of capital stock          (10,380)         100,000
   Minority interest/change accounting estimate      145,209          (79,592)
   Payments on long-term financing                  (130,235)        (155,715)
   Change in line of credit                          286,812           49,808
                                                -------------    -------------
          Net cash provided by financing activities  428,188          145,127
                                                -------------    -------------
          Net increase (decrease) in cash            (23,156)          52,218
                                                -------------    -------------
Cash and cash equivalents:
   Beginning of year                                  46,655           89,830
   Cash acquired in merger                               565
                                                -------------    -------------
   End of Period                                   $  24,064        $ 142,048
                                                =============    =============
Non-cash financing & investing activities:
Realization of goodwill from acquisition         $(1,932,761)
Recapitalization of retained earnings from acq.      700,120
Recapitalization of paid-in capital from acq.      1,097,661
Recapitalization of common stock from acq.               (20)
Issuance of capital stock for acquisition             90,000
Increase in notes payable from acquisition         1,220,714
Decrease in paid-in capital-notes payable         (1,175,714)
                                                -------------    -------------
          Total non-cash activities                     $-0-
                                                -------------    -------------

Supplemental cash flow information:
   Cash paid for interest                          $  51,992        $  99,763
                                                =============    =============
   Cash paid for income taxes                      $     -          $      -
                                                =============    =============


The accompanying notes are an integral part of these financial statements.






                        MYCOM GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               SEPTEMBER 30, 2001 AND 2002 AND DECEMBER 31, 2001


1)	Unaudited Statements

       The Consolidated Balance Sheet as of September 30, 2002, the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001, and 2002, and the Statements of Cash Flows for the nine month periods ended September 30, 2001, and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, and in addition to the adjustments described in Note 5) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2002, and for all periods presented, have been made.

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


3)	Principles of Consolidation and Financial Reporting

       Mycom completed a business combination with Broughton on April 16, 2001. Mycom issued 20,000,000 common shares, and a promissory note in the amount of $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton controlled the voting rights of 47 million shares (67%) of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination.

        Mycom owns 49% of the outstanding stock of Mycom Advertising, Inc.(MAI). MAI is accounted for under the equity method with a carrying value of $0 at September 30, 2002 and not accounted for as a consolidated subsidiary. Subsequent to September 30, 2002 the 51% majority shareholder of MAI resigned as an officer and director of MAI and has attempted to surrender his 51% ownership of MAI back to MAI. MAI is experiencing severe financial difficulties due to
both working capital and stockholder deficits.   As of September 30, 2002 MAI
has customer accounts receivable of $446,263 collateralizing bank debt for which both Mycom Group and MAI are obligors. The total balance of the bank debt is
included in the Mycom consolidated liabilities as of September 30, 2002.   MAI
was formed in August 2000 by Mycom transferring its Mycom Advertising business, formerly operated as a division of Mycom, to the newly formed corporation. At the time of formation, MAI assumed all the assets and liabilities of the Mycom Advertising division. A contingency exists with respect to the ultimate resolution of the issues related to the bank debt collateralized by the assets of MAI as to whether such bank debt was assumed by MAI in the initial transfer of assets and liabilities from Mycom Group to MAI. While Mycom management believes part or all of the bank debt collateralized by MAI assets is a debt of MAI, the ultimate resolution of this matter cannot presently be determined and therefore the total bank debt has been included as a liability of Mycom in its consolidated financial statements. A contingency exists with respect to this matter.

       Mycom Group is the guarantor of a performance bond that was required by a major customer of MAI. As of September 30, 2002 Mycom Group has accrued a $500,000 provision for the contingent liability with respect to the guaranty of the performance bond. Mycom accounted for this $500,000 guaranty as a receivable from MAI resulting in a net receivable of $319,338 from MAI at September 30, 2002. This net receivable is uncollateralized and bears no interest. As of September 30, 2002 MAI had customer accounts receivable of $446,263 collateralizing bank debt. As these customer accounts receivable are collected, they will reduce bank debt and Mycom's receivable from MAI.


4)   	Notes Payable-Related Parties

       Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. Under the terms of the note agreements, $1,175,714 will be paid Rob R. Bransom and James T. Bobbitt over 18 quarterly payments. The notes are in default and the balance payable on these notes including accrued interest totaled $989,120 at September 30, 2002. These notes are uncollateralized and bear interest at 4.17% per annum. As of September 30, 2002 the note holders have not taken action or made any demands related to the defaulted loans. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined. The terms of the purchase agreement and the notes payable were filed with the Securities and Exchange Commission with the company's Form 8-K dated
May 2, 2001.


5)	Basis of Presentation - Going Concern

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring loses from operations, has working capital and stockholder deficits, and has related party debt in the approximate amount of $983,950 which is in default, that raise substantial doubt about its ability to continue as a going concern. Management is attempting to reduce operating costs and attempting to increase operating revenues.

       In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements and improve its future operations.

       While management believes that the financial resources available and its plans for attempting to reduce expenses and increase operating revenues provide an opportunity to continue as a going concern, the Company has provided a valuation allowance of $105,000 related to its property and equipment, $1,705,163 related to its goodwill and $336,732 related to its other intangible assets due to these contingencies.


6)	Recent Accounting Pronouncement

       Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets," (FAS 142) which stipulates that goodwill can no longer be amortized. At September 30, 2002, the Company had net goodwill of $536,477 related to its software reselling business. The implementation of FAS 142 decreased amortization expense by approximately $9,000 during the three months ended September 30, 2002 and approximately $27,000 during the nine-month period ended September 30, 2002. As described in note 5 above, the Company, as of September 30, 2002 provided a valuation allowance of $1,705,163 related to other goodwill.


7)	Incentive Stock Options and Warrants

       During the three months ended September 30, 2002 Mycom issued an incentive stock option for 1,000,000 common shares to its chief financial officer that are exercisable after 12 months at a price of $.025 per share. Also, during the quarter, a common stock warrant was issued to the Company's bank for 500,000 shares exercisable anytime on or after the earlier of (i) refinancing with a different bank or (ii) an event of default under the Company's loan agreement with the Bank. The Bank's warrant is exercisable at a price of $.03 per share.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The following discussion should be used in conjunction with the company's audited financial statements for the year ended December 31, 2001, as filed on Form 10KSB, with the Securities and Exchange Commission.

Description of Business

Mycom provides a complementary mix of technology products and services, and develops and markets new software applications using the mycomPRO (TM) brand name. Services include comprehensive design, development and web enabling of e-business applications, database applications, networking, and online and classroom instructional training and communications services. Mycom provides these services for large and medium-sized businesses, and technical marketing and documentation services that enhance the benefits of technology investments across an enterprise. Through its sales division, Broughton International, Mycom offers a wide range of software, hardware and enterprise solutions to a base of more than 20,000 customers throughout North America. MYCOM Group and Broughton are on the web at www.mycom.com. Mycom's software brand, mycomPro, can be found on the web at www.mycompro.com.



                     Three Months Ended September 30, 2001
             Compared to the Three Months Ended September 30, 2002


Results of Operations

Revenue decreased $647,187 from $2,525,811 in the third quarter of 2001 to $1,878,624 in 2002, or 26%. This decrease is the result of reduced product sales of $249,878 or 13% and reduced consulting revenue of $397,309 or 59%. The 2002 product sales business remains strong despite the sales reduction from the comparable 2001 period. Software sales in the third quarter of 2001 included some unusually large security product orders that were part of a special vendor
sales program that did not repeat in 2002.   Consulting revenues have been
affected by reduced spending from large companies that were formerly significant customers (in excess of 10% of total revenue). The Company's customer base still includes the same large clients, however, no one customer provides 5% of total revenue. The Company has restructured its business to reflect the lower level of consulting business, and is positioned to respond to increased demand when economic conditions change.

The Company has made a substantial provision for Asset Impairment that has been charged to operating expense of $2,101,926 in the third quarter of 2002. The Company has suffered recurring loses from operations, has working capital and stockholder deficits, and has related party debt in the amount of $983,950 which is in default. These issues raise substantial doubt about its ability to continue as a going concern. Management is attempting to reduce operating costs and attempting to increase operating revenues. In view of these matters, realization of certain assets in the Mycom's balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements and improve its future operations. While management believes that the financial resources available and its plans for attempting to reduce expenses and increase operating revenues provide an opportunity to continue as a going concern, the Company has provided a valuation allowance of $105,000 related to its property and equipment, $1,705,163 related to its goodwill and $336,732 related to its other intangible assets due to these contingencies.



Operating expenses before a provision for asset impairment decreased $879,334 or 33% from 2001 totals of $2,696,572 to $1,961,301 in the third quarter of 2002. This expense reduction came from reduced labor related costs of $483,263, reduced cost of product sales of $232,285, and other reduced operating expenses from restructuring of $163,787.



Net expense from other income (expense) items for the third quarter decreased $77,516 from the same period last year due to lower expense recognition in minority interests and a loss from sale of fixed assets in 2001. Interest expense was slightly higher in 2002 due to increased levels of borrowing.

Net loss in the third quarter of 2002 was $2,222,084 of which $2,101,926 was a non-recurring expense of providing a valuation allowance for asset impairment. A loss for the third quarter before asset impairment of $120,158 compared to a loss of $285,758 in the same period last year, the decline in loss before asset impairment was the result of significant expense reduction.


                      Nine Months Ended September 30, 2001
             Compared to the Nine Months Ended September 30, 2002

Results of Operations

Revenue decreased $1,091,367 from $6,976,411 in the first nine months of 2001 to $5,885,044 in 2002, or 16%. This decrease is the result of reduced product sales of $568,151 or 10% and reduced consulting revenue of $523,216 or 35%. The 2002 product sales business remains strong despite the sales reduction from the comparable 2001 period. Software sales in the first nine months of 2001 included some unusually large security product orders that were part of a special vendor sales program that did not repeat in 2002. Consulting revenues have been affected by reduced spending from large companies that were formerly significant customers (in excess of 10% of total revenue). The Company's customer base still includes the same large clients, however, no one customer provides 5% of total revenue. The Company has restructured its business to reflect the lower level of consulting business, and is positioned to respond to increased demand when economic conditions change.

The Company has made a substantial provision for Asset Impairment that has been charged to operating expense of $2,101,926 in the third quarter of 2002. The Company has suffered recurring loses from operations, has working capital and stockholder deficits, and has related party debt in the amount of $983,950 which is in default. These issues raise substantial doubt about its ability to continue as a going concern. Management is attempting to reduce operating costs and attempting to increase operating revenues. In view of these matters, realization of certain assets in Mycom's sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements and improving its future operations. While management believes that the financial resources available and its plans for attempting to reduce expenses and increase operating revenues provide an opportunity to continue as a going concern, the Company has provided a valuation allowance of $105,000 related to its property and equipment, $1,705,163 related to its goodwill and $336,732 related to its other intangible assets due to these contingencies.

Operating expenses before a provision for asset impairment decreased $1,018,295 or 15% from 2001 totals of $7,000,590 to $6,126,358 in the first nine months of 2002. This expense reduction came from reduced labor related costs of $635,049, reduced cost of product sales of $136,311, and other reduced operating expenses from restructuring of $246,935.

Net expense from other income (expense) items for the nine months ended September 30, 2002 decreased $138,705 from the same period last year due to lower expense recognition in minority interests and a loss from sale of fixed assets in 2001. Interest expense was $43,305 higher in 2002 due to increased levels of borrowing.

Net loss for the nine months ended September 30, 2002 was $2,364,069 of which $2,101,926 was a non-recurring expense of providing a valuation allowance for asset impairment. A nine-month loss for 2002 before asset impairment of $262,143 compared to a loss of $78,430 in the same period last year, the increased loss before asset impairment was the result of significantly lower revenue.


Liquidity and Capital Resources

Mycom restructured its debt facility on July 10, 2002 with Provident Bank of Cincinnati, Ohio. The Bank increased the Company's long-term debt facility by $211,000, and increased the Company's line of credit from $1,000,000 to $1,200,000. Each of the two debt instruments bear interest at a rate of two percentage points above the Bank's prime rate. The Company has a net working capital deficiency as of September 30, 2002, of approximately $1.9 million that includes a renewable bank line of credit of $1,200,000 due in January of 2003. Also, $693,000 of related party notes are included in this deficit. The related party notes are in default and the balance payable on these notes including accrued interest totaled $989,120 at September 30, 2002. These notes are uncollateralized and bear interest at 4.17% per annum. As of September 30, 2002 the note holders have not taken action or made any demands related to the defaulted loans. If Mycom achieves improvement in operating performance, it expects the Bank to extend its $1.2 million line of credit next January. In addition, management is pursuing other alternatives that include private placements of additional equity capital.

Mycom Group owns 49% of the outstanding stock of Mycom Advertising, Inc. (MAI). MAI is accounted for under the equity method with a carrying value of $0 at September 30, 2002 and not accounted for as a consolidated subsidiary. Subsequent to September 30, 2002 the 51% majority shareholder of MAI resigned as an officer and director of MAI, and has attempted to surrender his 51% ownership of MAI back to MAI. MAI is experiencing severe financial difficulties due to both working capital and stockholder deficits, and ceased operations during October 2002. As of September 30, 2002 MAI has customer accounts receivable of $446,263 collateralizing bank debt for which both Mycom Group and MAI are obligors. The total balance of the bank debt is included in the Mycom consolidated liabilities as of September 30, 2002, and amounted to $677,619.
MAI was formed in August 2000 by Mycom Group, Inc. transferring its Mycom Advertising business, formerly operated as a division of Mycom Group, to the newly formed corporation. At the time of formation, MAI assumed all the assets and liabilities of the Mycom Advertising division. A contingency exists with respect to the ultimate resolution of the issues related to the bank debt collateralized by the assets of MAI as to whether such bank debt was assumed by MAI in the initial transfer of assets and liabilities from Mycom Group to MAI. While Mycom Group management believes part or all of the bank debt collateralized by MAI assets is a debt of MAI, the ultimate resolution of this matter cannot presently be determined and therefore the total bank debt has been included as a liability of Mycom in its consolidated financial statements.
Mycom Group is the guarantor of a performance bond that was required by a major customer of MAI. As of September 30, 2002 Mycom Group has accrued a $500,000 provision for the contingent liability with respect to the guaranty of the performance bond. Mycom accounted for this $500,000 guaranty as a receivable from MAI resulting in a net receivable of $319,338 from MAI at September 30, 2002. This net receivable is uncollateralized and bears no interest. As of September 30, 2002 MAI had customer accounts receivable of $446,263 collateralizing bank debt. As these customer accounts receivable are collected, they will reduce bank debt and Mycom's receivable from MAI. In November of 2002 the bond company exercised its right to call a letter of credit in the amount of $125,000 that was also established as part of Mycom Group's guarantee of the performance bond. Such amount will be applied to reduce the $500,000 contingent liability.




PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In its Form 10-KSB for the period ended December 31, 2001, Mycom reported that it and certain of its officers and directors are defendants in pending litigation in the U.S. District Court for the Southern District of Ohio, Cincinnati, Ohio, Lunan, et al. v. Mycom Group, Inc., et al. Counsel for Mycom submitted a motion for summary judgment. Such motion was denied, and the case has been continued for trial in June 2003.

Item 2.  Changes in Securities

During the three months ended September 30, 2002 Mycom issued an incentive stock option for 1,000,000 common shares to its chief financial officer that are exercisable after 12 months at a price of $.025 per share. Also, during the quarter, a common stock warrant was issued to the Company's bank for 500,000 shares exercisable anytime on or after the earlier of (i) refinancing with a different bank or (ii) an event of default under the Company's loan agreement with the Bank. The Bank's warrant is exercisable at a price of $.03 per share.




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

Date:   November 14, 2002
	1