Form 10KSB
period 2002-12-31
MYCOM GROUP INC /NV/
filed 2003-03-31
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                 For the fiscal year ended December 31, 2002

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

                                  Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year: $8,156,972


As of March 21, 2003 the aggregate market value of the Common Stock held by non-affiliates, approximately 25,573,306 shares of Common Stock, was approximately $256,000 based upon the price at which the stock was last sold of approximately $.01 per share of Common Stock on such date.


The number of shares outstanding of the issuer's Common Stock, $.01 par value, as of March 14, 2003 was 72,748,606 shares.


DOCUMENTS INCORPORATED BY REFERENCE:  See Exhibit Index


Transitional Small Business Disclosure Format (check one): Yes [ ]; No [ X ]





                                     PART I
                CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                 THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
             DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS


In connection with the "safe harbor" provisions of federal securities laws, readers of this document and any document incorporated by reference herein are advised that these documents contain both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.



ITEM 1. DESCRIPTION OF BUSINESS.

A. Business Development


Mycom Group, Inc. (Mycom), a Nevada corporation, is principally a technology products, managed services, and software development company headquartered in Cincinnati, Ohio. Bobbitt & Bransom, Inc. (dba Broughton International) (Broughton), an Ohio corporation, is a wholly-owned subsidiary of Mycom, and is primarily in the business of marketing software licenses and software maintenance agreements. Broughton and Mycom combined operations into one location during 2001.

MYCA Group, Inc. was incorporated in Ohio in August 1991. It changed its name to Mycom.com, Inc. on March 28, 2000, and then changed its name to Mycom Group, Inc. on August 1, 2000. Broughton was incorporated in Ohio on February 29, 1996.

References to "the Company" refer to the consolidated operations of Mycom and Broughton. The Company's principal office is located in Cincinnati, Ohio.


                             Business Combinations

Mycom completed a business combination with Broughton on April 16, 2001. Mycom issued 20,000,000 common shares and promissory notes totaling of $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton controlled the voting rights to 47 million shares (67%) of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination.

Effective January 31, 2003 the Company acquired 100% ownership of Maximize I.T., Inc., a security technology products business, in an asset purchase. The Company issued 2,000,000 shares of its series A preferred stock plus assumed liabilities of approximately $200,000 in exchange for the business and its assets. The Company entered into an employment agreement with the former owner of this business.


B. Business of Issuer

Mycom Group, Inc. provides a complementary mix of technology products and services. It markets a wide range of software, hardware and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom develops and markets new software applications and services using the mycomPRO(TM) and Maximize I.T.(TM) brand names. The Company's technical and communications services include email management, technology security, and networking; ISP and co-location; design, development and web enabling of e-business applications; database applications; online and classroom training and instructional design; communications services for large and medium-sized businesses; and technical marketing and documentation services. Mycom employs approximately 50 people located in Cincinnati, Ohio.


Software Product Reselling

Broughton has worked with leading corporations, government agencies, and professional organizations since 1984. Broughton's expert staff holds certifications from Microsoft, Citrix, and McAfee products, and for a number of leading help desk, security, contact management, emulation, and connectivity solutions. Broughton is a value-added reseller and business partner with leading technology companies such as Microsoft, Citrix, McAfee, and WRQ.


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


Software Products & Services


                     mycomPRO Products & Managed Services

MycomPRO is a complimentary blend of products and services that use a top-to-bottom approach to dramatically enhance the performance of a company's IT infrastructure and to assure operation in a secure environment. From web content management, to SPAM control, network monitoring, and more, mycomPRO's tools can be used together or individually to keep their clients' systems secure and running efficiently.


Web Manager


mycomPRO(TM) Web Manager software provides all the power the web has to offer without the high cost typically associated with web development. It provides users with little or no prior web publishing experience the tools for web design, content editing and secure administration. Web Manager's advanced features can be used to effortlessly maintain or customize any web site's look, feel and content.


mailMAX


mycomPRO(TM) mailMAX scans both inbound and outbound e-mail checking for viruses, inappropriate content, pictures, and attachments, while also blocking unwanted SPAM. It provides a tier of protection not available through regular anti-virus and SPAM filtering solutions without adding hardware, software and additional work.


secureMAX


mycomPRO(TM) secureMAX is a managed service that provides companies of all sizes with security technologies formerly available only to corporations with a specialized technical staff. secureMax users receive daily reports on all traffic entering and leaving their network; the system can check alerts from any location with encrypted VPN connection; receive double-check firewall effectiveness with quarterly external security reviews; and users are provided forensic analysis and detail on any security breach. secureMAX affordably adds security expertise to the user's staff as it monitors for intrusion attempts or success; regularly provides attack profile updates; alerts users via e-mail, pager or an encrypted web site; provides in-line or Sniffer IDS configurations; offers optimal upgrades for firewall and VPN; features artificial intelligence scanning tools and no monitoring console is needed.

Other mycomPRO(TM) products include serverMAX, routerMAX and IR Manager.


Competition


The Company competes in the commercial information technology products, services and training markets. These markets are highly competitive and served by numerous firms. In addition, these markets are driven by clients' business requirements and advances in technology. Participants in these markets include: other software resellers, systems consulting and integration firms, application software firms, training companies, and general management consulting firms. Most of these competitors are larger and have greater financial resources. In addition, clients may seek to increase their internal IT resources to satisfy their needs. To the degree the Company is successful in competing against such companies, some of the key leveraging factors are:

      *	Mycom offers end-to-end e-commerce products and services that leverage one another
      *	Mycom has a North American customer base of over 20,000 accounts
      *	The Company focuses on serving small to mid size companies which are not covered by many of their larger competitors
      *	Personalized attention and emphasis on customer satisfaction continues to bring new leads and ongoing "contracted" follow-up work
      *	Integrated visual design, marketing, communications, security expertise and broad technology development skills are combined to provide advantages over smaller or specialty "niche" competitors
      *	Proven skills in enterprise training and technical documentation provide a unique and added dimension


Principal Suppliers


During the year ended December 31, 2001 the Company used two suppliers for product distribution that amounted to 37% and 17%, respectively of the Company's total product sales, excluding all services. The costs incurred for these two suppliers were approximately $3,144,195 and $1,357,526, respectively. During the year ended December 31, 2002 the Company used one supplier for product distribution that amounted to 67% of the Company's total product sales, excluding all services. The costs incurred for this supplier were $4,721,553 in 2002.


Employees


The Company and its subsidiaries have approximately 50 employees, all of whom are full-time.


C. Reports to Security Holders


The Company will provide a printed copy of this Form 10-KSB to any person upon request. It can also be obtained via the Company's website at http://www.mycom.com. You may request a copy of this or any other documents filed with Securities and Exchange Commission by the Company, including all Current Reports on Form 8-K and Quarterly Reports on Form 10-QSB, by calling Investor Relations at (513) 333-7003, emailing clehmann@mycom.com, or in writing to:
	MYCOM Group, Inc.
	Investor Relations
	602 Main St. Suite 1200
	Cincinnati, Ohio 45202

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


ITEM 3. LEGAL PROCEEDINGS.


On June 25, 2001, the Company and six former employees or consultants, including three former directors, were named as defendants in litigation captioned Larry Lunan and Susan Lunan v. Mycom Group, Inc., Patricia A. Massey, G. Allan Massey, George W. Young, Joan Carroll, Kenneth R. Hall and Terry Seipelt, filed in the United States District Court for the Southern District of Ohio, in Cincinnati, Ohio. This litigation involves claims by Larry Lunan and Susan Lunan ("Plaintiffs"), allegedly arising from the following facts.

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

Counsel for Mycom submitted a motion for summary judgment in 2002. Such motion was denied, and the case has been continued for trial in June 2003. Based upon information currently available to management, the company intends to deny the Plaintiffs' allegations and vigorously defend its position. A contingency exists with respect to this matter, the ultimate resolution of which, cannot presently be determined.



ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.


No matters were submitted to a vote of security holders during the fourth quarter of the year 2002.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "MYCO". Prior to August 23, 2000, the Common Stock traded under the symbol "BDTY".

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated, as reported by Standard & Poors. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.


                                  Common Stock

Quarter Ended                  High Bid       Low Bid
-------------                  --------       -------

December 31, 2001               $0.040         $0.030
September 30, 2001              $0.070         $0.025
June 30, 2001                   $0.190         $0.090
March 31, 2001                  $0.375         $0.093

December 31, 2002               $0.017         $0.006
September 30, 2002              $0.030         $0.010
June 30, 2002                   $0.040         $0.020
March 31, 2002                  $0.033         $0.021



Common Shareholders

As of March 14, 2002, there were 72,748,606 shares of the Company's common stock outstanding held of record by 211 persons. (This number of persons does not include beneficial owners who hold shares at broker/dealers in "street name").

The Company issued 1,440,000 shares of unrestricted common stock on November 20, 2002 in connection with its purchase of certain assets of Read Technologies, Inc. in 2001.


Recent Sales/Issuance of Unregistered Securities

The Company issued 2,000,000 shares of series A preferred stock on January 31, 2003 in connection with the acquisition of Maximize I.T., Inc. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals the original investment. There are 10,000,000 shares of series A preferred stock authorized of which 3,166,667 have been issued as of March 18, 2003. The Company continues to offer series A preferred shares to certain private investors.


Dividends-Common Shares

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

In connection with the "safe harbor" provisions of federal securities laws, readers of this document and any document incorporated by reference herein, are advised that these documents contain both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.


                          YEAR ENDED DECEMBER 31, 2002
                 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

General

The Company made a substantial provision for Asset Impairment that has been charged to operating expense of $2,101,926 in 2002. The Company suffered recurring loses from operations, has working capital and stockholder deficits, and has related party debt including interest in the amount of $999,000 that was in default (See Subsequent Event Footnote 12). These issues raise substantial doubt about its ability to continue as a going concern. Management is attempting to reduce operating costs and attempting to increase operating revenues. In view of these matters, realization of certain assets in Mycom's balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements and improve its future operations. While management believes that the financial resources available and its plans for attempting to reduce expenses and increase operating revenues provide an opportunity to continue as a going concern, the Company has provided a valuation allowance of $105,000 related to its property and equipment, $1,705,163 related to its goodwill and $336,732 related to its other intangible assets due to these contingencies.

Mycom completed a business combination with Broughton on April 16, 2001. Mycom issued 20,000,000 common shares and a promissory note in the amount of $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton control the voting rights of 47 million shares (67%) of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination. Therefore, the 2001 operating statement information includes 12 months of Broughton and 8.5 months of Mycom consulting services. The 2002 operating statement information includes 12 months of both entities.


Revenues

Revenue decreased $1,534,424 from $9,691,396 in 2001 to $8,156,972 in 2002, or
16%. This decrease is the result of reduced product sales of $717,212 or 10% and reduced consulting revenue of $817,212 or 70%. The 2002 product sales business remains strong despite the sales reduction from the comparable 2001 period. Software sales in 2001 included some unusually large security product orders that were part of a special vendor sales program that did not repeat in
2002.   Consulting revenues have been affected by reduced spending from large companies that were formerly significant customers (in excess of 10% of total revenue). The Company's customer base still includes the same large clients, however, no one customer provides 5% of total revenue. The Company has restructured its business to reflect the lower level of consulting business, and is positioned to respond to increased demand when economic conditions change.


Operating Costs and Expenses

Operating expenses before a provision for asset impairment decreased $1,466,114 or 15% from 2001 totals of $9,839,749 to $8,373,635 in 2002. This expense reduction came from reduced labor related costs of $947,617, reduced cost of product sales of $235,013, reduced depreciation expense of $186,931, and other reduced operating expenses from restructuring of $96,553.


Other income (expense)

Interest expense grew from $90,040 in 2001 to $131,337 in 2002 due to Mycom debt acquired in April 2001, new debt issued to the former shareholders of Broughton to fund the merger, and higher amounts borrowed in 2002. Prior to April 2001, Broughton had no debt.

Income (loss) from minority interest/change in accounting estimate showed income in 2002 of $79,592 compared to a loss in 2001 of $24,130. Income from minority interest/change in accounting estimate in 2002 resulted from a change in accounting estimate that resulted in a reduction in its Minority Interest liability from $79,592 to zero. This liability was recorded in prior periods as the Company's 49% share of MAI's accumulated deficit and totaled $79,592 as of December 31, 2001.


Net (Loss)

Net loss prior to the charge for asset impairment decreased from $273,401 in 2001 to $268,849 in 2002 due mainly to the Company's management of cost control, as revenue was down 16% compared to the prior year. Annual net income of $247K was produced by the software sales division, increasing 30% versus 2001. Consulting and services reported a loss of $2.6MM, which included a one-time asset impairment write-down of about $2.1MM. In total, the Mycom Group reported an annual loss of $2.4MM in 2002 versus a loss of $273K in 2001. The Company's loss included the one time $2.1MM write-down for Asset Impairment.


Liquidity and Capital Resources

Mycom restructured its debt facility on July 10, 2002 with Provident Bank of Cincinnati, Ohio. The Bank increased the Company's long-term debt facility by $211,000, and increased the Company's line of credit from $1,000,000 to $1,200,000. Each of the two debt instruments bear interest at a rate of two percentage points above the Bank's prime rate. The Company has a net working capital deficiency as of December 30, 2002, of approximately $1.9 million that includes a renewable bank line of credit of $1,200,000 which was due in January 31, 2003. The bank renewed the line of credit at $950,000 with an extension to May 31, 2003. Also included in this deficit are $693,000 of related party notes. The related party notes were in default (See Subsequent Event Footnote
12) and the balance payable on these notes including accrued interest totaled $999,000 at December 31, 2002. The default was cured in March 2003, when the notes were amended. The amended notes call for 12 monthly payments of approximately $5,000 beginning July 2003, and the remaining balance to be paid
in 48 equal monthly installments from July 2004 to July 2008.   These notes are
uncollateralized and bear interest at 4.17% per annum. If Mycom achieves improvement in operating performance, it expects the Bank to extend its $950,000 line of credit in May 2003. In addition, management is pursuing other alternatives that include debt restructuring and private placements of additional equity capital.

The Company owns 49% of the outstanding stock of Mycom Advertising, Inc. (MAI). After experiencing financial difficulties, MAI discontinued operations in October 2002. As of December 31, 2002 MAI had customer accounts receivable of approximately $800,000 collateralizing bank debt for which both Mycom Group and MAI are obligors. The total balance of the bank debt is included in the Mycom consolidated liabilities as of December 31, 2002. In addition, the Company was a guarantor of a $500,000 performance bond for MAI as required by its major customer. In November 2002 the Company paid $125,000 related to this guaranty. In December 2002 Mycom Group, MAI, and MAI's major customer agreed to approximately $300,000 being paid by the major customer to the bank, and approximately $500,000 being paid by the major customer placed in trust for the benefit of MAI's creditors. As part of this agreement, the performance bond was cancelled in December 2002, and the Company received a refund of the $125,000 payment previously made as guarantor of the bond in January 2003.



ITEM 7. FINANCIAL STATEMENTS.


The information required by Item 7 and an index thereto commences on page 11, following this page.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.





                         INDEX TO FINANCIAL STATEMENTS
                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                             FINANCIAL STATEMENTS
             WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Certified Public Accountants                            12

Consolidated Financial Statements:

         Consolidated Balance Sheets                                          13

         Consolidated Statements of Operations                                14

         Consolidated Statement of Changes in Stockholders' Equity (Deficit)  15

         Consolidated Statements of Cash Flows                                16

         Notes to Consolidated Financial Statements                        17-23






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Mycom Group, Inc.
Cincinnati, OH


We have audited the accompanying consolidated balance sheets of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2001 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years ended December 31, 2001 and December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2001 and 2002, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the two years ended December 31, 2001 and December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations and has net capital and working capital deficits and has related party debt in the approximate amount of $999,000 which was in default at December 31, 2002 that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Schumacher & Associates, Inc.

Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211


February 14, 2003, except for Note 12 which is dated March 28, 2002.






                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                            December 31, 2001     December 31, 2002
                                                            -----------------     -----------------
Cash                                                            $   89,830            $  154,511
Accounts receivable, net of allowance for doubtful accounts
 of $76,457 at December 31, 2001, and $35,409 at
 December 31, 2002					         1,606,029             1,034,663
Prepaid expenses and other assets                                   43,668                55,812
Receivable from affiliate						--	          36,229
                                                                ----------            ----------
                                      Total current assets       1,739,527             1,281,215
						                ----------	      ----------
Fixed Assets
 Leasehold improvements                                             23,605                    --
 Office furniture and equipment                                    661,591               462,405
 Accumulated amortization and depreciation                        (415,150)             (351,652)
                                                                ----------            ----------
                                      Fixed assets, net            270,046               110,753
							        ----------            ----------
Software development                                               174,027                    --
Goodwill, net of accumulated amortization
  of $340,834 at December 31, 2001,
  $205,334 at December 31, 2002		                	 2,241,640  	         544,253
Other assets                                                         9,920                 8,029
                                                                ----------            ----------
                                           TOTAL ASSETS         $4,435,160            $1,944,250
                                                                ==========           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                         $1,685,855           $1,557,524
   Accounts payable to affiliate				    162,024                   --
   Notes and current maturities of notes                          1,065,851            1,914,316
   Current maturities of obligations under capital leases            29,066               12,665
                                                                -----------           ----------
                                       Total current liabilities  2,942,796            3,484,505

   Notes payable, net of current maturities                          61,475              196,093
   Notes payable, related parties (see Note 2)                      810,687                   --
   Lease obligations                                                 13,959                   --
   Other             					             79,590	              --
                                                                 ----------           ----------
                                         TOTAL LIABILITIES        3,908,507            3,680,598
                                                                 ==========           ==========

   Commitments and contingencies (notes 1, 2, 3, 4, 5, 6, 7, 9, 10, and 11)

Stockholders' Equity (Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    500,000 and 1,166,667 issued and outstanding at
    December 31, 2001 and 2002, respectively:                        75,000              175,000

   Common stock, 90,000,000 shares authorized,
    71,308,606 issued and outstanding at December 31, 2001,
    and 72,748,606 issued and outstanding at
    December 31, 2002, stated at:                                   604,914              612,689

  (Accumulated deficit)                            		   (153,261)          (2,524,037)
                                                                 ----------            ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                526,653           (1,736,348)
                                                                 ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $4,435,160           $1,944,250
                                                                 ==========           +=========


The accompanying notes are an integral part of the financial statements.




                   MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEAR ENDED DECEMBER 31

                                                   2001                 2002
                                               ------------        ------------

Revenue                                        $  9,691,396        $  8,156,972
                                               ------------        ------------
Expenses:
Cost of products sold                             6,087,919           5,852,906
Labor and benefits                                3,231,497           2,283,881
Depreciation and amortization                       271,764              84,833
Recognition of asset impairment                          --           2,101,927
Rent and other                                      248,568             152,015
                                               ------------        ------------
                    Total                         9,839,748          10,475,562
                                               ------------        ------------
 (Loss) from operations                            (148,352)         (2,318,590)


Other income (expense):
 Loss on disposition of equipment                   (10,878)               (441)
 Interest expense                                   (90,040)           (131,337)
 Income (loss)from unconsolidated subsidiary/
  change in accounting estimate                     (24,130)             79,592
                                               ------------        ------------
     Net (loss)                                $   (273,400)       $ (2,370,776)
                                               ============        ============

Per share information:
 Net (loss) per share                                  (nil)        $      (.03)
                                                ============        ============
Weighted average common shares,
  outstanding                                     64,317,575          72,583,856
                                                ============        ============



The accompanying notes are an integral part of the financial statements.





                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         For the period from January 1, 2000 through December 31, 2002

                        Preferred Stock           Common Stock          Retained      Total
                                                                        Earnings
                        Shares    Amount       Shares      Amount       (Deficit)

Balance
January 1, 2000          --        $--       47,000,000    $209,000     $120,139     $329,139

Reorganization/
recapitalization                             22,418,106     298,614                   298,614

Sale of preferred
stock                  500,000     75,000                                              75,000

Net (loss) for
year ended
December 31, 2001                                                       (273,400)    (273,400)

Stock for services                               90,500       7,300                     7,300

Stock issued for
Acquisition                                   1,800,000      90,000                    90,000

Balance                -------    -------    ----------    --------    ---------     --------
December 31, 2001      500,000     75,000    71,308,606     604,914     (153,261)     526,653


Sale of preferred
stock                  666,667    100,000                                             100,000

Stock issued for
Acquisition                                   1,440,000       7,775                     7,775

Net (loss) for
year ended
December 31, 2002                                                     (2,370,776)  (2,370,776)

Balance
December 31, 2002    1,166,667   $175,000    72,748,606    $612,689  $(2,524,037) $(1,736,348)
                     =========   ========    ==========    ========  ===========  ===========




The accompanying notes are an integral part of the financial statements.






                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31
                                                            2001                  2002

Net(loss)                                               $(273,400)           $(2,370,776)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
 Depreciation and asset impairment                        271,764              2,186,760
 Stock for services                                         7,300                     --
 Net proceeds on disposal of fixed assets                  10,950                 22,170
 Decrease (increase) in:
   Accounts receivable                                    408,981                571,366
   Prepaid and other                                      (22,521)               (10,254)
 Increase (decrease) in:
   Accounts payable and accrued expenses                 (125,897)              (128,331)
   Accounts payable/receivable-affiliate                  162,024               (198,253)
                                                        ---------              ---------
   Net cash provided by operating activities              439,201                 72,682
                                                        ---------              ---------
Cash flows from investing activities:
 Purchases of property and equipment and other            (70,765)                (7,741)
 Investment in acquisitions                              (280,514)                    --
 Investment in software development                      (174,027)              (162,705)
                                                        ---------              ---------
   Net cash (used in) investing activities               (525,306)              (170,446)
                                                        ---------              ---------
Cash flows from financing activities:
 Capital lease payments                                   (19,962)               (30,360)
 Advances on long-term financing                          150,000                211,757
 Sale of preferred stock                                   75,000                100,000
 Other                                                     79,592                (79,592)
 Payments on long-term financing                         (210,915)              (197,262)
 Changes in line of credit                                 55,000                157,902
                                                        ---------              ---------
    Net cash provided by (used in)financing activities    128,715                162,445
                                                        ---------              ---------
    Net increase in cash                                   42,610                 64,681

Cash and cash equivalents:
 Beginning of year                                         46,655                 89,830
 Cash acquired in business combination                        565                     --
                                                        ---------              ---------
 End of Year                                            $  89,830              $ 154,511
                                                        =========              =========
Schedule of non-cash financing and investing activities
 Goodwill from acquisitions                            (1,932,761)                (7,775)
 Recapitalization of retained earnings from acq.          700,120
 Recapitalization of paid in capital from acquisition   1,097,661
 Recapitalization of common stock from acquisition            (20)
 Issuance of capital stock for acquisition                 90,000                  7,775
 Increase in notes payable from acquisition             1,220,714
 Decrease in paid in capital for issuance of notes     (1,175,714)
                                                        ---------              ---------
    Net cash used in non-cash activities                       --                     --
                                                        ---------              ---------
Supplemental cash flow information:
 Cash paid for interest                                 $  78,382              $  87,806
                                                        =========              =========
 Cash paid for income taxes                             $      --              $      --
                                                        =========              =========


The accompanying notes are an integral part of the financial statements





                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) Summary of Significant Accounting Policies


This summary of significant accounting policies of Mycom Group, Inc. (Mycom) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

                             Description of Business

Mycom Group, Inc. (Mycom), a Nevada corporation, is principally a technology products, managed services, and software development company for businesses headquartered in the United States. Bobbitt & Bransom, Inc. (dba Broughton International) (Broughton), an Ohio corporation, is a wholly-owned subsidiary of Mycom, and is primarily in the business of marketing software licenses and software maintenance agreements. Broughton's customer base is principally in North America. References to "the Company" refer to the consolidated operations of Mycom and Broughton. The Company's principal office is located in Cincinnati, Ohio.

                             Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations and has net capital and working capital deficits and has related party debt in the approximate amount of $999,000 which was in default (See Subsequent Event Footnote 12) that raise substantial doubts about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is attempting to obtain additional financing and raise additional capital. In January 2003, the company completed an acquisition of a managed services company that is expected to improve the Company's working capital position. This acquisition was made without any cash outlay. While management believes that the financial resources available, its plans for restructuring its debt and increasing operating revenues provide an opportunity to continue as a going concern, the Company has provided a valuation allowance of $105,000 related to property and equipment, $1,705,163 related to its goodwill and $336,732 related to its other intangible assets due to these contingencies.

                             Business Combinations

Mycom completed a business combination with Broughton on April 16, 2001. Mycom issued 20,000,000 common shares, and a promissory note in the amount of $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton control the voting rights of 47 million shares (67%) of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination. The Company recorded goodwill in the amount of $1,797,761 as a result of this transaction, which was being amortized over a ten-year period. A valuation allowance for the total unamortized balance of this goodwill was provided in 2002.

On August 23, 2000, a business combination of Mycom Group, Inc. (MGI), an Ohio corporation and Bad Toys, Inc., a Nevada corporation was completed. Prior to the business combination, Bad Toys, Inc. spun-off all its assets, liabilities and business thereby making Bad Toys, Inc. an inactive publicly traded company. Bad Toys, Inc. issued 39,500,000 shares of its common stock to the shareholders of MGI in exchange for 100% ownership of MGI. MGI was then merged into Bad Toys, Inc. with Bad Toys, Inc. being the survivor corporation. Bad Toys, Inc. then changed its name to Mycom Group, Inc. (Mycom), and retained its Nevada charter. As a part of the due diligence reviews prior to this business combination, it was determined that certain regulatory filings had not been made by Bad Toys, Inc., resulting in rescission rights to certain prior investors in Bad Toys, Inc. A contingent liability relates to this matter, the ultimate resolution of which cannot presently be determined. The value of these shares at the time of issuance, which have not been sold or had the statute of limitations expire, total $54,000. Management believes any resolution of this contingent liability will not have a material effect on the Company's financial statements.

                       Valuation of long-lived assets

In accordance with SFAS No. 144, the Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

                          Principles of Consolidation

The consolidated financial statements include the accounts of Broughton for the two years ended December 31, 2002 and the accounts of Mycom from the April 16, 2001 date of acquisition through December 31, 2002. All intercompany accounts have been eliminated.

                             Property and Equipment

Property and equipment are carried at historical cost, net of accumulated depreciation, and net of a valuation allowance of $105,000. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, ranging from 2 to 10 years.

                             Per Share Information

Per share information is determined using the weighted average number of shares and common share equivalents outstanding during the periods indicated. Stock options outstanding have not been included in the per share computation because inclusion would be anti-dilutive.

                           Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company utilizes a zero-based checking account with its bank, and has kept its cash below federally insured limits. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

                              Product Development

The Company has software products in various stages of development as part of its e-business. During the year ended December 31, 2001, development costs were primarily incurred by the Mycom entity prior to the business combination on April 16, 2001, and are therefore not included in these financial statements. These costs were expensed as incurred. During 2001 and 2002, after all research and development costs were completed and technological feasibility of the software product was established, production costs were capitalized totaling $172,500 in 2001 and 162,705 in 2002, and are amortized on a product-by-product basis. Accumulated amortization totaled $3,184 at December 31, 2001. During 2002 a valuation allowance had been provided for the total development costs, as described above.

                                  Advertising

Advertising costs are charged to operations when incurred. Advertising and promotional costs are offset by contributions from vendors and these net expenses were $13,577 and $27,415 for the years ended December 31, 2001 and 2002, respectively.

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

                                  Income Taxes

The Company uses accelerated depreciation methods for computing depreciation for income tax reporting and the straight-line method for financial statement reporting purposes. The Company, until implementation of FAS 142 described below, used a ten-year life for amortization of goodwill for financial statement purposes and a fifteen-year life for income tax reporting. Subsequent to implementation of FAS 142, the Company no longer amortizes goodwill for financial reporting. In addition, the Company provided for valuation allowances for goodwill, software development and equipment for financial statement purposes that may continue to be amortized or depreciated for income tax reporting.

                                 Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 2002, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally North America. The Company does not require collateral for its trade accounts receivables.

During the year ended December 31, 2001 the Company used two suppliers for product distribution that amounted to 37% and 17%, respectively of the Company's total product sales, excluding all services. The costs incurred for these two suppliers were approximately $3,144,195 and $1,357,526, respectively. During the year ended December 31, 2002 the Company used one supplier for product distribution that amounted to 67% of the Company's total product sales, excluding all services. The costs incurred for this supplier were $4,721,553 in 2002.

                        Allowance for Doubtful Accounts

The Company had allowances for doubtful accounts of $76,456 at December 31, 2001, and $35,409 at December 31, 2002, respectively, which were provided based on the Company's collection experience.


2) Line of Credit and Notes Payable


The Company had available $1,200,000, under a revolving credit agreement that expired January 31, 2003. This agreement was extended to May 31, 2003 with a limit of $950,000. The line of credit bears interest at a variable rate of 2 percentage points over prime with a current rate of 6.25%. Notes payable consisted of the following:


                                                              December 31, 2002

Bank line of credit                                                     $820,889

Term note payable to bank, payable in monthly installments of
$10,767 including interest at the bank's prime rate plus 2%,
final payment due July 9, 2005.                                          305,570

Term note payable to Rob R. Bransom (Chairman & CEO)
payable in quarterly installments of $36,111.11 at
4.17%, final payment due November 15, 2005. Note was in default,
see below   								 491,975

Term note payable to James T. Bobbitt (President & COO)
payable in quarterly installments of $36,111.11 at
4.17%, final payment due November 15, 2005. Note was in default,
see below   								 491,975
                                                                       ---------
                                                                       2,110,409
Less: amounts due within one year                                      1,914,316
                                                                       ---------
Long-term portion                                                       $196,093
                                                                       =========




Maturities of the notes payable, including line of credit as of December 31, 2002 are as follows:


                2003                                $1,914,316
                2004                                   111,600
                2005                                    84,493
                2006                                        --
                                                     ---------
                                                    $2,110,409
                                                     =========


The bank line of credit and the term note payable to the bank are collateralized by substantially all of the assets of the Company and subject to certain financial covenants. The Company is in compliance with its bank for all financial covenants as of December 31, 2002.

Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. Under the terms of the note agreements, $1,175,714 was to be paid Rob R. Bransom and James T. Bobbitt over 18 quarterly payments. The notes were in default and the balance payable on these notes including accrued interest totaled $999,000 at December 31, 2002 (See Subsequent Event Footnote 12). These notes are uncollateralized and bear interest at 4.17% per annum. As of December 31, 2002 the note holders have not taken action or made any demands related to the defaulted loans. Since the notes were in default, they have been classified as current liabilities as of December 31, 2002.


3) Retirement and Stock Plans


The Company sponsors, for all employees, a salary deferral plan, whereby employees can elect to have a portion of their salary deferred. The Company contributes a match based on a percentage which is determined before the end of each plan year. Matching contributions totaled $25,679, and $24,250 for the years ended December 31, 2001 and 2002, respectively. All such elective deferrals are not subject to current income tax, and are held by a third-party trustee.

The Company has a non-qualified stock/option plan which includes a total of 5,000,000 shares of common stock for direct issuance or issuance pursuant to the exercise of options. The authority to determine the persons to whom shares shall be issued or options shall be granted, the amount of such options, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised and certain other provisions of each option shall be vested in the Company's Board of Directors. This plan was included in a Form S-8 registration with the Securities and Exchange Commission on February 20, 2001. See Note 11.


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

As of December 31, 2002, the Company had total deferred tax assets of approximately $475,000 due to operating loss carry-forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $475,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2002.

At December 31, 2002, the Company has net operating loss carry-forwards totaling approximately $1,584,000, that may be offset against future taxable income in various years through 2022. A change in control of the Company could result in limitations and restrictions on use of the loss carry-forwards.


5) Leases


The Company rents its office facilities and various equipment under leases classified as operating leases. Future minimum lease payments are as follows:
2003, $231,934; 2004, $234,083; 2005, $240,312; 2006, $234,973; 2007, $234,973.

The Company is a lessee under capital leases of various computer equipment and furniture expiring at various dates through January 1, 2003. Future minimum lease payments required under these capital leases are as follows:


                                                  December 31, 2002
                                                  -----------------

2003                                                     14,918

Less amount representing interest                         2,252
                                                        -------
Net present value of minimum lease obligations           12,665
Less current portion                                     12,665
                                                        -------
Long-term portion                                       $     0
                                                        =======


Property and equipment includes $92,706 cost and $42,479 accumulated depreciation related to these leased assets at December 31, 2001 and $71,805 and $59,828 at December 31, 2002. Depreciation expense includes $21,676 and $14,813 in 2001 and 2002, respectively.


6) Customer Concentrations


For the years ended December 31, 2001 and 2002, the Company had no customers that individually totaled 10% or more of the Company's revenue.


7) Goodwill


Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets" (FAS 142) which stipulates that goodwill can no longer be amortized. At December 31, 2002 the Company had net unamortized goodwill of $544,253 related to its software reselling business. The implementation of FAS 142 decreased amortization expense by approximately $36,000 during the year indeed December 31, 2002. As described in note 1, the Company provided a 100% valuation allowance in the amount of $1,705,163 related to all other goodwill. In accordance with FAS 142 the Company has and will continue to evaluate its carrying value of goodwill and other intangible assets to determine if there is any impairment in the carrying values. As of December 31, 2002 the Company believes that there is no impairment in the $544,253 carrying value of the goodwill of the software reselling business.


8) Preferred Stock and Common Stock


The Company has 10,000,000 shares of $.01 par value preferred stock authorized and 500,000 were issued as of December 31, 2001 as Series A preferred shares. In January 2002, an additional 666,667 Series A preferred shares were sold. Series A preferred shares were sold at $.15 per share and are convertible to common shares (on a 1 for 1 basis) over a five year period, and require
quarterly cash dividends at a annual rate of 8%.   During 2002, preferred
dividends were paid or accrued totaling $14,000.


9) Litigation


On June 25, 2001, the Company and six former employees or consultants, including three former directors, were named as defendants in litigation captioned Larry Lunan and Susan Lunan v. Mycom Group, Inc., Patricia A. Massey, G. Allan Massey, George W. Young, Joan Carroll, Kenneth R. Hall and Terry Seipelt, filed in the United States District Court for the Southern District of Ohio, in Cincinnati, Ohio. This litigation involves claims by Larry Lunan and Susan Lunan ("Plaintiffs"), allegedly arising from the following facts.

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

Counsel for Mycom submitted a motion for summary judgment in 2002. Such motion was denied, and the case has been continued for trial in June 2003. Based upon information currently available to management, the company intends to deny the Plaintiffs' allegations and vigorously defend its position. A contingency exists with respect to this matter, the ultimate resolution of which, cannot presently be determined.


10) Employment and Consulting Agreements


The Company entered into employment agreements with three of its executive officers during 2001. These agreements are all for three year terms which began April 17, 2001. Annual salaries related to these agreements are $250,000, $250,000, and $120,000 respectively, however these officers were paid $203,127 $203,127 and $112,000 in 2002, respectively. The agreements may be terminated for cause. The agreements may also be terminated without cause by the Company which would result in a termination penalty equal to one year of base salaries, plus other benefits or bonuses, if applicable.


11) Incentive Stock Options and Warrants


Effective March, 2002 the Company issued incentive stock options for 480,000 common shares to six employees that are exercisable after twelve months at a price of $.04 per share. These options expire on February 28, 2007. During 2002 options for 150,000 of these shares were terminated related to two employees whose employment with the Company ceased. In addition , effective September 24, 2002 the Company issued incentive options for 1,000,000 common shares to its chief financial officer that are exercisable after 12 months at a price of $.025 per share. These options expire September 23, 2007. Also, during 2002, a common stock warrant was issued to the Company's bank for 500,000 shares exercisable anytime on or after the earlier of (i) refinancing with a different bank or (ii) an event of default under the Company's loan agreement with the bank. The bank warrant is exercisable at a price of $.03 per share.


12) Subsequent Events


                                   Acquisition

Effective January 31, 2003 the Company acquired 100% ownership of Maximize I.T., Inc., a security technology products business, in an asset purchase. The Company issued 2,000,000 shares of its series A preferred stock plus assumed liabilities of approximately $200,000 in exchange for the business and its assets. The Company entered into an employment agreement with the former owner of this business.

                            Mycom Advertising, Inc.

The Company owns 49% of the outstanding stock of Mycom Advertising, Inc. (MAI). After experiencing financial difficulties, MAI discontinued operations in October 2002. As of December 31, 2002 MAI had customer accounts receivable of approximately $800,000 collateralizing bank debt for which both Mycom Group and MAI are obligors. The total balance of the bank debt is included in the Mycom consolidated liabilities as of December 31, 2002. In addition, the Company was a guarantor of a $500,000 performance bond for MAI as required by its major customer. In November 2002 the Company paid $125,000 related to this guaranty. In December 2002 Mycom Group, MAI, and MAI's major customer agreed to approximately $300,000 being paid by the major customer to the bank, and the remaining $500,000 being placed in trust for the benefit of MAI's creditors.
As part of this agreement, the performance bond was cancelled in December 2002, and the Company received a refund of the $125,000 payment previously made as guarantor of the bond in January 2003.

                              Related Party Notes

Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination between Mycom and Broughton International. Under the terms of the note agreements, $1,175,714 was to be paid Rob R. Bransom and James T. Bobbitt over 18 quarterly payments. The notes were in default on December 31, 2002, however, such default was cured in March 2003, when the notes were amended. The amended notes call for 12 monthly payments of approximately $5,000 beginning July 2003, and the remaining balance to be paid in 48 equal monthly installments from July 2004 to July 2008.



PART III

ITEMS 9-12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company's Board of Directors currently consists of five persons. Directors are elected to serve for one year, or until the next annual meeting of shareholders, and until their successors are elected and qualified. The Company does not currently have an audit committee, however, it plans to create one during 2003.

         Set forth below is certain information of each Director and executive officer of the Company, including information regarding such person's business experience. The Company's executive officers serve at the discretion of the Board of Directors subject to any contracts of employment.

Name		Age   Position					        Director
                                                                          Since

Rob R. Bransom	  61  Director, Chairman & Chief Executive Officer         2001
James T. Bobbitt  55  Director, President & Chief Operating Officer	   2001
Todd A. Hinners	  40  Director, Vice President of Business Development	   2003
Lance White	  49  Director						   2001
Terry M. Theye    58  Director						   2002
T. Clay Lehmann	  48  Vice President, Finance & Chief Financial Officer	    N/A

         Rob R. Bransom has been a Director, Chairman, and Chief Executive Officer of the Company since April 2001, the time of the business combination between the Company and Bobbitt & Bransom, Inc., d.b.a. Broughton International ("Broughton"). Mr. Bransom was Chairman & CEO of Broughton since 1996. Mr. Bransom's professional experience and career includes sales, marketing, general management and chief executive positions with leading consumer products companies such as Procter & Gamble, Bristol Meyers Squibb and the Kendall Company. He holds a Bachelor of Business Administration from The University of North Texas and attended Dartmouth University for executive training.

         James T. Bobbitt has been a Director, President, and Chief Operating Officer of the Company since April 2001, the time of the business combination between the Company and Broughton. Mr. Bobbitt was President & COO of Broughton since 1996. Mr. Bobbitt's career includes education, sales management, marketing and general management experience with Bristol Myers Squibb and other consumer products and retail companies. He holds a Bachelor of Science from Appalachian State University, and attended Harvard University and Oxford University for executive development.

         Todd A. Hinners became a Director and Vice President of Business Development in early 2003 as part of the acquisition of Maximize I.T., Inc. Mr. Hinners was CEO and Owner of Maximize I.T., Inc. since 2001. He became Vice President of Business Development for Tyco Electronics, a division of Tyco International, following Tyco's acquisition of Real Time Systems in 2000. From 1991 to 2000 Mr. Hinners was Founder and President of Real Time Systems, Inc., a provider of Information Systems for specialty surgical practices throughout the
United States.   He attended University of Cincinnati and Xavier University.

         Lance White became a Director of the Company in November 2001, and is Chairman and CEO of DCS Sanitation Management, Inc., a position he has held for more than the previous five years. His background includes executive positions with the Chemed Corporation. Mr. White holds an MBA from Harvard University, and a Bachelor of Science degree in finance from Miami University of Ohio.

         Terry M. Theye became a Director of the Company in January 2002. He has been a business consultant and director of various companies since 1996, and was the founder, Chairman and Chief Executive Officer of Future Now, Inc., prior to 1996. Future Now was a national computer and consulting firm that was named by Fortune magazine as one of the fastest growing public companies for two consecutive years. Future Now completed and integrated 13 acquisitions in 7 years. Mr. Theye is a graduate of Indiana University.

         T. Clay Lehmann has been Vice President, Finance & Chief Financial Officer since April 2001, the time of the business combination between the Company and Broughton. From 1998 to this business combination, Mr. Lehmann was President of Lehmann Company, a merger and acquisitions consulting firm, and was Vice President, General Manager & CFO for Astro Containers, Inc. prior to his consulting business. Mr. Lehmann's career experience includes public accounting with Arthur Andersen & Co., and executive management positions with both public and private companies in manufacturing and technology organizations. He holds a Bachelor of Business Administration in accounting from the University of Cincinnati.

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 18, 2003, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each Director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and Directors of the Company as a group. The address of each of the Directors and executive officers listed below is c/o Mycom Group, Inc., 602 Main Street, Suite 1200, Cincinnati, OH 45202.

   Name and Address of            Amount and Nature of          Percentage
     Beneficial Owner            Beneficial Ownership(1)        of Class(2)
---------------------------    ----------------------------    -------------
     Rob R. Bransom		      23,469,000 (3)                30.9%
     James T. Bobbitt		      23,475,000 (3)                30.9%
     Todd A. Hinners                   2,310,000 (4), (5)	     3.0%
     Lance White                         766,667 (4)	              .9%
     Terry M. Theye		              --                      --
     T. Clay Lehmann                     306,300                      .4%

     All officers and Directors       50,341,967 (4)                66.3%
      as a group (7 persons)

         (1) Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

         (2) Based on 72,748,606 common shares and 3,166,667 preferred shares outstanding as of March 18, 2003.

         (3) Messrs. Bransom and Bobbitt each own 50% of Broughton Acquisition, LLC an Ohio limited liability company established in 2001 to acquire 27,000,000 common shares of the Company?s stock from certain individual shareholders. Messrs. Bransom and Bobbitt each have voting rights to 13,500,000 shares of the Company through their ownership in Broughton Acquisition, LLC, and such shares are included in the amounts shown.

         (4) Includes 2,000,000 and 666,667 shares issuable to Mr. Hinners and Mr. White, respectively on the exercise of currently exercisable preferred shares, series A that are convertible to common shares.

	 (5)	 Includes 300,000 shares held jointly with spouse.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:  None

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and persons who own more than ten percent of the Company's equity securities are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of those reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company believes that, during 2002 all filing requirements applicable to its officers, Directors, and greater than ten percent beneficial owners were complied with.

     The Securities and Exchange Commission promulgated a new ruling effective March 3, 2003 requiring small business issuers to disclose the Company's adoption of a code of ethics for chief executive and financial officers. The Company intends to develop and publish such a code of ethics during 2003.

EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 2002, 2001 and 2000, compensation paid by the Company to its Chief Executive Officer and to other executive officers of the Company who received more than $100,000 in compensation during the fiscal year ended December 31, 2002.


                                  SUMMARY COMPENSATION TABLE

                                     Annual Compensation           	  Long-Term Compensation
                            -----------------------------------    ---------------------------------
Name and                                 Pre-Merger   	             Other Long-Term     Securities/
Principal Position   Year    Salary($)   Consulting     Bonus($)     Compensation($)      Options #
------------------- ------  ----------  ------------   ---------  --------------------- --------------

Rob R. Bransom,      2002     $203,127       -0-           -0-             -0-		      -0-
Chairman & Chief     2001     $234,432     $75,000         -0-         	   -0-		      -0-
Executive Officer    2000     $200,000   	 	 $45,000	   -0-		      -0-

James T. Bobbitt,    2002     $203,127       -0-           -0-     	   -0-		      -0-
President & Chief    2001     $234,432     $75,000         -0-         	   -0-		      -0-
Operating Officer    2000     $200,000   	 	 $45,000	   -0-		      -0-

T. Clay Lehmann,     2002     $112,000       -0-           -0-         	   -0-	           1,150,000
Vice President &     2001     $120,000 (a)   -0-           -0-             -0-		      -0-
Chief Financial Officer



EMPLOYMENT AGREEMENTS

	On April 16, 2001, the Company entered into substantially similar employment agreements with Rob R. Bransom, to serve as the Company's Chairman & Chief Executive Officer, James T. Bobbitt, to serve as the Company's President & Chief Operating Officer, and T. Clay Lehmann to serve as the Company's Vice President, Finance & Chief Financial Officer (collectively, the "Employees"). The employment agreements provide for a term of three years. The agreements provide for annual salaries of $250,000, $250,000 and $120,000, respectively. Due to the economic difficulties the Company has encountered, these executive officers accepted lower levels of compensation during 2002 and currently. Compensation rates of $175,000, $175,000 and $114,000, have been paid since October 1, 2002,respectively. The agreements further provide that the agreements may be terminated for cause. The agreements may also be terminated without cause by the Company that would result in a termination penalty equal to one year of base salaries, plus other benefits or bonuses, if applicable.

(a) Mr. Lehmann, was paid $85,000 during the partial year worked in 2001 at a rate of $120,000 per year.


COMPENSATION OF DIRECTORS

        Non-employee Directors receive $1,000 per quarter for meetings of the Board of Directors. Directors who are also employees of the Company receive no additional compensation.

MYCOM RETIREMENT AND STOCK PLANS

	The Company sponsors, for all employees, a qualified retirement plan under section 401 (k) of the Internal Revenue Code, whereby employees can elect to have a portion of their salary deferred. The Company makes a matching contribution based on a percentage that is determined by the Board of Directors. Matching contribution of $25,679 and $22,469 were made for 2001 and 2002, respectively. Directors and Officers received a matching contribution for 2002 in the amount of $709. All such elective deferrals are not subject to current income tax, and are held by a third-party trustee.

       On December 12, 2000, the Company adopted the Mycom Group, Inc. Stock Plan, a non-qualified plan for the issuance of stock and stock options to eligible participants as defined under the Plan. A total of 5,000,000 shares of common stock are reserved for issuance under the Plan. Pursuant to the terms of the Plan, the Board of Directors has exclusive authority to determine the persons receiving shares or options, the amount of such shares or options, the exercise price subject to each option and the time or times at which all or a portion of each option may be exercised, together with all other provisions for the options. No stock options had been issued as of December 31, 2001. Stock awards totaling 936,600 shares have been issued since the inception of the Plan.


Plan category          Number of securities to be      Weighted average       Number of securities remaining
			issued upon exercise of        exercise price of      available for future issuance
		      outstanding options, warrants   outstanding options,
			      and rights              warrants and rights
--------------------  -----------------------------   --------------------    ------------------------------
                                 (a)                          (b)                           (c)

Equity compensation
plans approved by
security holders

Equity compensation           1,330,000                     $.029                        1,293,400
plans not approved by
security holders

Total                         1,330,000                     $.029                        1,293,400





Information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers is provided:

                              Option/SAR Grants in Last Fiscal Year
                                         Individual Grants
--------------------------------------------------------------------------------------------
    (a)                    (b)                  (c)                 (d)              (e)
--------------------------------------------------------------------------------------------
                                             % of Total
                                            Options/SARs
                  Number of Securities       Granted to
                 Underlying Options/SARs  Employees in Fiscal  Exercise or Base   Expiration
   Name               Granted (#)               Year             Price ($/Sh)       Date
---------------  -----------------------  -------------------  ----------------   ----------
T. Clay Lehmann        1,000,000                68%                 $.025          09/23/07
T. Clay Lehmann          150,000                10%                 $.04           02/28/07
Lance White               40,000                 3%                 $.04           02/28/07
Terry Theye               40,000                 3%                 $.04           02/28/07




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
          	Incorporated by reference, Exhibit 2(c) to Form 8-K filed
		May 2, 2001

2.4       Stock Purchase Agreement, incorporated by reference, Exhibit A-
		Schedule 13D filed May 7, 2001

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

10.1      Employment Agreement between the Company and Rob R. Bransom, dated
		April 16, 2001. Incorporated by reference, Exhibit 10.1 to Form 10-K filed April 1, 2002

10.2      Employment Agreement between the Company and James T. Bobbitt, dated
		April 16, 2001. Incorporated by reference, Exhibit 10.2 to Form 10-K filed April 1, 2002

10.3      Employment Agreement between the Company and T. Clay Lehmann, dated
		April 16, 2001. Incorporated by reference, Exhibit 10.3 to Form 10-K filed April 1, 2002

10.4	  Share Purchase Agreement for Series A Preferred Shares
		Incorporated by reference, Exhibit 10.4 to Form 10-K filed
		April 1, 2002

21.1      List of Subsidiaries of the Registrant as of March 18, 2003 (filed
		herewith)


(b) Reports on Form 8-K

During the quarter ended December 31, 2001, the Company filed no Reports on Form 8-K:


ITEM 14. Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within the 90-day period prior to the date of this report pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-K for the year ended December 31, 2002.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MYCOM GROUP, INC.


/s/ Rob R. Branson				           Dated: March 28, 2003
------------------------------------------------
Rob R. Bransom, Chairman and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Rob R. Bransom					  Dated:  March 28, 2003
-------------------------------------------------
Rob R. Bransom, Chairman and Chief Executive Officer & Director



/s/ James T. Bobbitt					  Dated:  March 28, 2003
-------------------------------------------------
James T. Bobbitt, President, Chief Operating Officer & Director



/s/ T. Clay Lehmann			       		  Dated:  March 28, 2003
-------------------------------------------------
T. Clay Lehmann, Vice President, Finance and Chief Financial &
Accounting Officer


/s/ Todd A. Hinners				          Dated:  March 28, 2003
-------------------------------------------------
Todd A. Hinners, Vice President, Business Development and Director



/s/ Lance M. White 					  Dated:  March 28, 2003
-------------------------------------------------
Lance M. White, Director



/s/ Terry L. Theye 				  	  Dated:  March 28, 2003
-------------------------------------------------
Terry L. Theye, Director





                                 CERTIFICATIONS


I, Rob R. Bransom, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Mycom Group, Inc.;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

	c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data have identified for the registrants auditors any material weaknesses in internal controls; and

	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Rob R. Bransom 					  Dated:  March 28, 2003
-----------------------------------------------------
Rob R. Bransom, Chairman and Chief Executive Officer & Director




                                 CERTIFICATIONS

I, T. Clay Lehmann, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Mycom Group, Inc.;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

	c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data have identified for the registrants auditors any material weaknesses in internal controls; and

	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ T. Clay Lehmann				         Dated:  March 28, 2003
--------------------------------------------------
T. Clay Lehmann, Vice President Finance and Chief Financial Officer






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

2.9	  Escrow Agreement by and among Allan Massey, Patti Massey,
		Joan Carroll, George Young and Broughton Acquisition, LLC, and Joan Carroll and James T. Bobbitt as Escrow Agent
		Incorporated by reference, Exhibit 2(i) to Form 8-K filed May 2, 2001

3.2	  Bylaws of Mycom Group, Inc - Incorporated by reference to Exhibit 3.1
		of Form 10SB filed February 24. 1999

3.2       Articles of Incorporation, as amended and currently in effect, of
		Mycom Group, Inc. Incorporated by reference to Exhibit 3.0 of Form 8-K filed September 8, 2000.

10.1      Employment Agreement between the Company and Rob R. Bransom, dated
		April 16, 2001. Incorporated by reference, Exhibit 10.1 to Form 10-K filed April 1, 2002

10.2      Employment Agreement between the Company and James T. Bobbitt, dated
		April 16, 2001. Incorporated by reference, Exhibit 10.2 to Form 10-K filed April 1, 2002

10.3      Employment Agreement between the Company and T. Clay Lehmann, dated
		April 16, 2001. Incorporated by reference, Exhibit 10.3 to Form 10-K filed April 1, 2002

10.4      Share Purchase Agreement for Series A Preferred Shares
		Incorporated by reference, Exhibit 10.4 to Form 10-K filed April 1, 2002

21.1      List of Subsidiaries of the Registrant as of March 18, 2003
		(filed herewith)





Exhibit 21

                         Subsidiaries of the Registrant
                             (as of March 18, 2003)

                                            State of        Percentage
Subsidiary Name                           Incorporation      Ownership
----------------                          -------------     ----------
Bobbitt & Bransom, Inc.                        Ohio              100%