Form 10QSB
period 2003-03-31
MYCOM GROUP INC /NV/
filed 2003-05-12
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ________________ to ______________
                        Commission file number: 0-29836

			        MYCOM GROUP, INC.
--------------------------------------------------------------------------------
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

	                       (513) 352-5560
--------------------------------------------------------------------------------
                        (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 6, 2002, the issuer had 71,308,606 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]     No [X]




                                     INDEX



PART I - FINANCIAL INFORMATION	                                            Page

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS	 			      3
          MYCOM GROUP, INC. AND SUBSIDIARY
          MARCH 31, 2002 AND 2003

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS			      4

        CONSOLIDATED BALANCE SHEETS	    				      5

        CONSOLIDATED STATEMENTS OF OPERATIONS                                 6

        CONSOLIDATED STATEMENTS OF CASH FLOWS	   			      7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	                    8-9
        MARCH 31, 2002 AND 2003 AND DECEMBER 31, 2002



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL 		      10
         CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION				  		      11


SIGNATURES								      12

CERTIFICATIONS                						   13-14









                        PART I - FINANCIAL INFORMATION





                       MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002 AND 2003





                Report of Independent Certified Public Accountants


                          To the Board of Directors of
                                Mycom Group, Inc.





We have reviewed the accompanying consolidated balance sheet of Mycom Group, Inc. as of March 31, 2003, and the related consolidated statements of income, and cash flows for the three month periods ended March 31, 2002 and March 31, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Mycom Group, Inc.

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

As discussed in the notes to the financial statements, certain conditions raise substantial doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements include certain adjustments to the financial statements as described in Note 6 that relate to the contingencies regarding the Company's ability to continue as a going concern.




/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants

April 25, 2003





                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

ASSETS
								   (See Note 1)		  (unaudited)
                                                                 December 31, 2002       March 31, 2003
                                                                 -----------------     -----------------
Cash                                                                 $  154,511            $  152,876
Accounts receivable, net of allowance for doubtful accounts
 of $35,409 at December 31, 2002, and $21,755 at
 March 31, 2003					         	      1,034,663               823,750
Prepaid expenses and other assets                                        55,812                46,987
Receivable from affiliate				                 36,229	         	   --
                                                                     ----------            ----------
                                      Total current assets            1,281,215             1,023,613
						                     ----------	           ----------
Fixed Assets
 Office furniture and equipment                                         462,405               661,370
 Accumulated amortization and depreciation                             (351,652)             (380,152)
                                                                     ----------            ----------
                                      Fixed assets, net                 110,753               281,218

Software development                                                         --                86,417
Goodwill, net of impairment			                	544,253  	      898,059
Other assets                                                              8,029                 7,762
                                                                     ----------            ----------
                                           TOTAL ASSETS              $1,944,250            $2,297,069
                                                                     ==========           ===========

                                  LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                             $1,557,524            $1,445,775
   Accounts payable to affiliate				             --               380,094
   Notes payable, including current maturities                        1,914,316               693,583
   Deferred revenue                                                          --               107,024
   Current maturities of obligations under capital leases                12,665                 8,077
                                                                    -----------            ----------
                                         Total current liabilities    3,484,505             2,634,553

   Notes payable, net of current maturities                             196,093               158,808
   Notes payable, related parties (see Note 4)                               --             1,078,223
                                                                     ----------            ----------
                                         TOTAL LIABILITIES            3,680,598             3,871,584
                                                                     ----------            ----------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    1,166,667 and 3,166,667 issued and outstanding at
    December 31, 2002 and March 31, 2003 respectively:                  175,000               475,000

   Common stock, 90,000,000 shares authorized,
    72,748,606 issued and outstanding at December 31, 2002,
    and March 31, 2003, stated at:                                      612,689               612,689

  (Accumulated deficit)                            		     (2,524,037)           (2,662,204)
                                                                     ----------            ----------
TOTAL STOCKHOLDERS'(DEFICIT)                                         (1,736,348)           (1,574,515)
                                                                     ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                         $1,944,250            $2,297,069
                                                                     ==========            ==========


The accompanying notes are an integral part of the financial statements.




                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Three Months Ended
                                                        March 31
                                                  2002               2003
                                              -----------        -----------
                                              (unaudited)        (unaudited)

                                              -----------        -----------
     Revenue                                   $2,094,860         $1,819,529
                                              -----------        -----------
     Operating Expenses:
      Cost of products and materials            1,473,883          1,272,842
      Labor and benefits                          684,244            544,071
      Depreciation                                 26,274             28,500
      Rent & Other                                 53,300             83,711
                                              -----------        -----------
                     Total                      2,237,701          1,929,124
                                              -----------        -----------
      (Loss) from operations                     (142,841)          (109,595)
                                              -----------        -----------
     Other income (expense):
      Interest expense                            (31,968)           (28,572)

                                              -----------        -----------
                     Net (loss)                 $(174,809)         $(138,167)
                                              ===========        ===========


     Per share information:

     Net (loss) per share                           $ nil              $ nil
                                              ===========        ===========

     Weighted average common shares,
        Outstanding                            72,475,273         75,248,606
                                              ===========        ===========



   The accompanying notes are an integral part of these financial statements.









                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Three Months Ended March 31
                                                2002                   2003
                                             (unaudited)           (unaudited)


Net income (loss)                            $   (174,809)         $  (138,167)

Adjustments to reconcile net (loss) to
net cash used in operating activities:
   Depreciation and amortization                   26,274               28,500
   Decrease (increase) in:
       Accounts receivable                        548,416              210,913
       Prepaid expenses                            18,931                8,825
       Deposits and other                          (2,796)                 267
       Due to (from) affiliate                   (374,552)             416,323
   Increase (decrease) in:
       Accounts payable and accrued expenses     (362,242)            (111,751)
       Deferred revenue                                --               53,218
                                             -------------         ------------
        Net cash provided by (used in)           (320,778)             468,128
        operations                           -------------         ------------

Cash flows from investing activities:
   Purchases of fixed assets                      (13,913)             (17,965)
   Investment in software development             (69,525)             (86,417)
                                             -------------         ------------
        Net cash (used in) investing              (83,438)            (104,382)
        activities                           -------------         ------------

Cash flows from financing activities:
   Leases                                          10,290               (4,588)
   Issuance of preferred stock                    100,000                   --
   Payments on long-term financing                (33,879)             (70,465)
   Change in line of credit                       296,763             (290,328)
                                             -------------         ------------
        Net cash provided by (used in)
        financing activities                      373,174             (365,381)
                                             -------------         ------------
        Net (decrease) in cash                    (31,042)              (1,635)
Cash and cash equivalents:
   Beginning of year                               89,830              154,511
                                             -------------         ------------
   End of Period                                $  58,788            $ 152,876
                                             =============         ============

Schedule of non-cash financing and investing activities

  Realization of Goodwill from acquisition             --             (353,806)
  Realization of deferred revenue - acquisition        --               53,806
  Issuance of preferred stock - acquisition            --              300,000
  Realization of fixed assets - acquisition            --             (181,000)
  Issuance of long-term debt - acquisition             --              181,000
                                             -------------         ------------
        Net cash used in non-cash activities           --                   --
                                             -------------         ------------

Supplemental cash flow information:
   Cash paid for interest                       $  19,468            $  14,572
                                             =============         ============
   Cash paid for income taxes                   $       -            $       -


The accompanying notes are an integral part of these financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2002 AND 2003 AND DECEMBER 31, 2002

1)	Unaudited Statements

               The Consolidated Balance Sheet as of March 31, 2003, the Consolidated Statements of Operations for the three month periods ended March 31, 2002, and 2003, and the Statements of Cash Flows for the three month periods ended March 31, 2002, and 2003, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2003, and for all periods presented, have been made.

               These statements should be read in conjunction with the company's audited financial statements for the year ended December 31, 2002, as filed on Form 10KSB, with the Securities and Exchange Commission, dated March 28, 2003, and included herein by reference.

2)	Calculation of (Loss) Per Share

               The (loss) per share is calculated by dividing the net (loss) by the weighted average number of common shares and common share equivalents outstanding.

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

               Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. Under the terms of the note agreements, $1,175,714 were to be paid Rob R. Bransom and James T. Bobbitt over 18 quarterly payments. The terms of the purchase agreement and the notes payable were filed with the Securities and Exchange Commission with the company's Form 8-K dated May 2, 2001. Due to this transaction being accounted for as a reverse acquisition, these notes were treated as a one time capital distribution resulting in a reduction to shareholders' equity. On March 28, 2003 these notes were amended to call for monthly payments of approximately $5,000 beginning July 1, 2003 through June 1, 2004. Beginning July 1, 2004, the notes will then require payments amortizing the remaining balance over 48 months.

               A long-term note was assumed by Mycom as part of the acquisition of Maximize I.T., Inc. on January 31, 2003 in the amount of $181,000. This note calls for 48 monthly payments of $4,167, including interest at 5%. This note is collateralized by specific fixed assets included in the acquisition. The note is payable to Lori G. Hinners, spouse of Todd
        A. Hinners, a director and officer of the Company, and former President of Maximize I.T., Inc.

5)	Changes in Securities

               The Company issued 2,000,000 shares of series A preferred stock valued at $0.15 per share on January 31, 2003 in connection with the acquisition of Maximize I.T., Inc. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals $300,000. The Company recorded goodwill in the amount of $353,806 related to this acquisition. There are 10,000,000 shares of series A preferred stock authorized of which 3,166,667 have been issued as of March 31, 2003.


6)	Basis of Presentation - Going Concern

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

                In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

               During the three month period ended March 31, 2003, the Company completed an acquisition of a managed services company that has improved the Company's working capital position. This acquisition was made without any cash outlay. Management believes that the financial resources available, debt restructuring and increasing operating revenues provide an opportunity to continue as a going concern.

7)	Recent Accounting Pronouncement

               Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets" (FAS 142) which stipulates that goodwill can no longer be amortized. At March 31, 2003 the Company had net unamortized goodwill of $898,059 related to its software reselling and managed services businesses. In the three month period ended March 31, 2003, the Company added an additional $353,806 of goodwill related to its acquisition of a managed services business. In accordance with FAS 142 the Company has and will continue to evaluate its carrying value of goodwill and other intangible assets to determine if there is any impairment in the carrying values. As of March 31, 2003, the Company believes that there is no impairment in the $898,059 carrying value of goodwill. This is based on valuation analysis of these businesses judged as separate reporting units. The implementation of FAS 142 decreased amortization expense by approximately $36,000 during the year ended December 31, 2002, and $9,000 for the first quarter of 2003.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The following discussion should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002, as filed on Form 10KSB, with the Securities and Exchange Commission.

Description of Business

Mycom Group, Inc. provides a complementary mix of technology products and services. It markets a wide range of software, hardware and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom develops and markets new software applications and services using the mycomPRO (TM) and Maximize I.T.(TM) brand names. The company's technical and communications servicesinclude email management, technology security, and networking; ISP and co-location; design, development and web enabling of e-business applications; data base applications; online and classroom training and instructional design; communications services for large and medium-sized businesses; and technical marketing and documentation services.


                       Three Months Ended March 31, 2002
                 Compared to Three Months Ended March 31, 2003

Result of Operations

Revenue decreased $275,156 or 13% from $2,094,860 during the first quarter of 2002 to $1,819,529 in 2003. This decrease was the result of reduced software reselling sales of $241,984 or 22% and increased services revenue of $42,717, or 11%. Since the Maximize I.T. acquisition on January 31, 2003, service revenue has steadily climbed, and is estimated to continue growing throughout 2003. The Company's software reselling business experienced low levels of sales during January and February, however March sales were 18% higher than that of the same period in the previous year for this business segment.

Operating expenses decreased $308,577 or 13% from $2,237,701 in 2002 to $1,929,124 in the first quarter of 2003. This decrease was due to reduced product sales discussed above, and decreased administrative expenses realized from effective cost cutting.

Net loss in the first quarter of 2002 was $174,809 compared to a loss of $138,167 in the same period this year. The losses in both periods were attributable to economic conditions throughout the United States that have resulted in a significant reduction of business activities in technical service companies. Operating performance improved progressively by month in the first quarter with March operations nearly breaking even. The Company is expecting improved performance during 2003 with higher revenues anticipated from its managed services and consulting businesses along with steady performance from its software reselling business.

Liquidity and Capital Resources

Mycom has a line of credit of $950,000 with a balance of 495,385 at March 31, 2003, and a long-term note totaling $278,000 with Provident Bank of Cincinnati, Ohio. Each of the two debt instruments bear interest at a rate of two percentage points above the Bank's prime rate. The Company has a net working capital deficiency as of March 31, 2003, of approximately $1.6 million that includes the renewable bank line of credit that is due on May 31, 2003. Mycom has reviewed its business plan with the Bank and expects its line of credit to be extended. In addition, management is pursuing other debt restructuring alternatives, and private placements of additional equity capital.

Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the merger agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. Under the terms of the note agreements, $1,175,714 was to be paid Rob R. Bransom and James T. Bobbitt over 18 quarterly payments. The terms of the purchase agreement and the notes payable were filed with the Securities and Exchange Commission with the company's Form 8-K dated May 2, 2001. No payments have been made on these notes since August 2002. On March 28, 2003 these notes were amended to call for monthly payments of approximately $5,000 beginning July 1, 2003 through June 1, 2004. Beginning July 1, 2004, the notes will then begin 48 equal monthly payments of approximately $20,000.



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes of substance have occurred from what was previously reported in the company's Form 10-KSB for the period ended December 31, 2002 per Rule 12b-2.

Item 2.  Changes in Securities

The Company issued 2,000,000 shares of series A preferred stock in January 31, 2003 in connection with the acquisition of Maximize I.T., Inc. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals the original investment. There are 10,000,000 shares of series A preferred stock authorized of which 3,166,667 have been issued as of March 18, 2003.







                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MYCOM GROUP, INC.


				By:  /s/ Rob R. Bransom
                                    ---------------------------------------
				    Rob R. Bransom, Chief Executive Officer


				By:  /s/ T. Clay Lehmann
                                    -----------------------------------------
				     T. Clay Lehmann, Chief Financial Officer

Date:   May 6, 2003






                                CERTIFICATIONS

I, Rob R. Bransom, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mycom Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 6, 2003



/s/ Rob R. Bransom_______________________________________

Rob R. Bransom, Chairman and Chief Executive Officer & Director






                                CERTIFICATIONS

I, T. Clay Lehmann, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mycom Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 6, 2003



/s/ T. Clay Lehmann_______________________________________

T. Clay Lehmann, Vice President, Finance & Chief Financial Officer