Form 10QSB
period 2003-06-30
MYCOM GROUP INC /NV/
filed 2003-08-14
CIK 1070510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-QSB

       (Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2003

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ________________ to ______________

                       Commission file number: 0-29836

			          MYCOM GROUP, INC.
       -------------------------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)


	         Nevada				         33-0677545
       -------------------------------------------------------------------------
       (State or other jurisdiction of 	       (IRS Employer Identification No.)
        incorporation or organization)


			602 Main Street, Cincinnati, Ohio  45202
       -------------------------------------------------------------------------
                        (Address of principal executive offices)

	                            (513) 352-5560
       -------------------------------------------------------------------------
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]



                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2003, the issuer had 72,748,606 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]



                                     INDEX



  PART I - FINANCIAL INFORMATION                                           Page

  ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS	 			     3
            MYCOM GROUP, INC. AND SUBSIDIARY
            JUNE 30, 2002 AND 2003

           CONSOLIDATED BALANCE SHEETS	    				     4

           CONSOLIDATED STATEMENTS OF OPERATIONS                             5

           CONSOLIDATED STATEMENTS OF CASH FLOWS	                     6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	                   7-8
           JUNE 30, 2002 AND 2003 AND DECEMBER 31, 2002



  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               9-10
           CONDITION AND RESULTS OF OPERATIONS


  PART II - OTHER INFORMATION	                                             10


  SIGNATURES                                                                 10

  CERTIFICATIONS                                                          11-12









                          PART I - FINANCIAL INFORMATION


                         MYCOM GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2002, JUNE 30, 2002 AND 2003




                  MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS
   								   (See Note 1)		  (unaudited)
                                                                 December 31, 2002       June 30, 2003
                                                                 -----------------     -----------------
Cash                                                                 $  154,511            $  268,546
Accounts receivable, net of allowance for doubtful accounts
 of $35,409 at December 31, 2002, and $21,066 at
 June 30, 2003					         	      1,034,663               942,962
Prepaid expenses and other assets                                        55,812                30,849
Receivable from affiliate				                 36,229	         	   --
                                                                     ----------            ----------
                                      Total current assets            1,281,215             1,242,357
						                     ----------	           ----------
Fixed Assets
 Office furniture and equipment                                         462,405               664,483
 Accumulated amortization and depreciation                             (351,652)             (408,652)
                                                                     ----------            ----------
                                      Fixed assets, net                 110,753               255,831

Software development                                                         --               211,177
Goodwill, net of impairment			                	544,253  	      907,661
Other assets                                                              8,029                 7,763
                                                                     ----------            ----------
                                           TOTAL ASSETS              $1,944,250            $2,624,789
                                                                     ==========           ===========

                              LIABILITIES AND STOCKHOLDERS'(DEFICIT)

Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                             $1,557,524            $1,490,873
   Accounts payable to affiliate				             --               379,737
   Notes payable, including current maturities                        1,914,316               943,038
   Deferred revenue                                                          --               161,520
   Current maturities of obligations under capital leases                12,665                 1,242
                                                                    -----------            ----------
                                         Total current liabilities    3,484,505             2,976,410

   Notes payable, net of current maturities                             196,093               142,723
   Notes payable, related parties (see Note 4)                               --             1,072,656
                                                                     ----------            ----------
                                         TOTAL LIABILITIES            3,680,598             4,191,789
                                                                     ----------            ----------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    1,166,667 and 3,166,667 issued and outstanding at
    December 31, 2002 and June 30, 2003 respectively:                  175,000                475,000

   Common stock, 90,000,000 shares authorized,
    72,748,606 issued and outstanding at December 31, 2002,
    and June 30, 2003, stated at:                                      612,689                612,689

  (Accumulated deficit)                            		    (2,524,037)            (2,654,689)
                                                                    ----------             ----------
TOTAL STOCKHOLDERS'(DEFICIT)                                        (1,736,348)            (1,567,000)
                                                                    ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                        $1,944,250             $2,624,789
                                                                    ==========             ==========

The accompanying notes are an integral part of the financial statements.





                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended           Six Months Ended
                                                            June 30                      June 30
                                                  -----------      -----------  -----------   -----------
                                                      2002            2003         2002          2003
                                                  (unaudited)      (unaudited)  (unaudited)   (unaudited)
                                                  -----------      -----------  -----------   -----------

Revenue                                           $1,911,561       $2,242,717   $4,006,421    $4,062,246

Operating Expenses:
   Cost of products & materials                    1,306,292        1,576,865    2,780,175     2,849,407
   Labor related expenses                            587,108          433,726    1,211,617       891,382
   Depreciation                                       26,274           28,500       52,548        57,000
   Rent and other                                      5,840          162,242      120,717       332,668
                                                  -----------      -----------  -----------   -----------
Total                                              1,925,514        2,201,333    4,165,057     4,130,457
                                                  -----------      -----------  -----------   -----------
   Income (loss) from operations                     (13,953)          41,384     (158,636)      (68,211)
                                                  -----------      -----------  -----------   -----------

Other income (expense):
   Income from minority interest/
          change in accounting estimate               79,592               --       79,592            --
   Income from sale of assets                             --               --        1,842            --
   Interest expense                                  (32,814)         (29,753)     (64,781)      (58,324)

                                                  -----------      -----------  -----------   -----------
Net income (loss)                                    $32,825          $11,631    $(141,983)    $(126,535)
                                                  ===========      ===========  ===========   ===========

Per share information:

Net income (loss) per share                             $nil             $nil        $ nil         $ nil
                                                  ===========      ===========  ===========   ===========
Weighted average common shares
        outstanding, and equivalents              72,475,273       75,915,273   72,423,421    75,581,940
                                                  ===========      ===========  ===========   ===========


The accompanying notes are an integral part of these financial statements.








                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended June 30
                                                                2002                  2003
                                                            (unaudited)           (unaudited)
                                                           -------------         -------------

Net income (loss)                                          $   (141,983)         $  (126,535)


Adjustments to reconcile net (loss) to net cash used in
operating activities:
   Depreciation and amortization                                 52,548               57,000
   Decrease (increase) in:
          Accounts receivable                                   686,496               91,701
          Prepaid expenses                                       36,931               24,963
          Deposits and other                                     (5,787)             (13,453)
          Due to (from) affiliate                              (383,281)             415,966
   Increase (decrease) in:
          Accounts payable and accrued expenses                (632,650)             (66,652)
          Deferred revenue                                           --              107,714
                                                           -------------         -------------
             Net cash provided by (used in) operations         (387,726)             490,704
                                                           -------------         -------------

Cash flows from investing activities:
   Purchases of fixed assets                                    (13,914)             (21,078)
   Investment in software development                          (129,309)            (211,177)
                                                           -------------         -------------
            Net cash (used in) investing activities            (143,223)            (232,255)
                                                           -------------         -------------

Cash flows from financing activities:
   Leases                                                         2,887               (11,423)
   Issuance of preferred stock                                  100,000                   --
   Other                                                        (79,592)                  --
   Payments on long-term financing                              (85,179)             (108,816)
   Change in line of credit                                     537,685               (24,175)
                                                           -------------         -------------
            Net cash provided by (used in) financing
            activities                                          475,801              (144,414)
                                                           -------------         -------------
            Net increase (decrease) in cash                     (55,148)              114,035
                                                           -------------         -------------
Cash and cash equivalents:
   Beginning of year                                             89,830               154,511
                                                           -------------         -------------
   End of Period                                              $  34,682             $ 268,546
                                                           =============         =============

Schedule of non-cash financing and investing activities

  Realization of Goodwill from acquisition                           --              (363,408)
  Realization of current liabilities - acquisition                   --                63,408
  Issuance of preferred stock - acquisition                          --               300,000
  Realization of fixed assets - acquisition                          --              (181,000)
  Issuance of long-term debt - acquisition                           --               181,000
                                                           -------------         -------------
             Net cash used in non-cash activities                    --                    --
                                                           -------------         -------------

Supplemental cash flow information:
   Cash paid for interest                                     $  62,281             $  44,324
                                                           =============         =============
   Cash paid for income taxes                                 $      --             $      --
                                                           =============         =============


The accompanying notes are an integral part of these financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2002 AND 2003 AND DECEMBER 31, 2002

1)	Unaudited Statements

       The Consolidated Balance Sheet as of June 30, 2003, the Consolidated Statements of Operations for the three and six month periods ended June 30, 2002, and 2003, and the Statements of Cash Flows for the six month periods ended June 30, 2002, and 2003, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2003, and for all periods presented, have been made.

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

3)	Principles of Consolidation and Financial Reporting

       Mycom completed a business combination with Broughton on April 16, 2001. Mycom issued 20,000,000 common shares, and promissory notes totaling $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton gained majority control of the voting rights of 47 million shares of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination. The Company recorded goodwill in the amount of $1,797,761 as a result of this transaction, which was being amortized over a ten-year period. A valuation allowance for the total unamortized balance of this goodwill was provided in 2002.

4)   	Notes Payable-Related Parties

       Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International.
The Company owes a total of $983,950 as of June 30, 2003 on these debt agreements. Under the terms of the agreements, as amended, monthly payments of approximately $5,000 will be made through June 1, 2004. Beginning July 1, 2004, the notes will then require payments amortizing the remaining balance over 48 months.

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

       On January 31, 2003, the Company completed an acquisition of a managed services company that has improved the Company's working capital position. This acquisition was made without any cash outlay. Management believes that the financial resources available, debt restructuring and increasing operating revenues provide an opportunity to continue as a going concern.

       See footnote 8) below for subsequent event pertaining to a $160,000 equity investment from Directors.

6)	Recent Accounting Pronouncement

       Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets" (FAS 142) which stipulates that goodwill can no longer be amortized. At December 31, 2002 the Company had net unamortized goodwill of $544,253 related to its software reselling business. In the six month period ended June 30, 2003, the Company added an additional $363,408 of goodwill related to its acquisition of a managed services business. At June 30, 2003
total unamortized goodwill amounted to $907,661.   In accordance with FAS 142
the Company has and will continue to evaluate its carrying value of goodwill and other intangible assets to determine if there is any impairment in the carrying values. As of June 30, 2003, the Company believes that there is no impairment in the $907,661 carrying value of goodwill. This is based on valuation analysis of these businesses judged as separate reporting units. The implementation of FAS 142 decreased amortization expense by approximately $36,000 during the year ended December 31, 2002, $15,000 for the second quarter of 2003, and $24,000 for the six months ended June 30, 2003.

7)	Software Capitalization

       The Company develops software that is to be marketed and sold to others, and at June 30, 2003, has capitalized $211,177 of these costs in accordance with Financial Accounting Standards Board Statements (FASB) 2 and 86. Capitalization of these costs will cease when the product is available for general release to customers, and at this time depreciation of the products will begin.

8)	Subsequent Event - Equity Investment from Directors

       On July 11, 2003, the Company's two largest shareholders, Rob R. Bransom, the CEO, and James T. Bobbitt, the COO, each purchased 533,333 preferred shares, series A, from the Company at a price of $.15 per share. This represented an investment of $80,000 each or $160,000 in total. The terms of the preferred share purchase agreements include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals $80,000 or $160,000 total for the two investors. There are 10,000,000 shares of series A preferred stock authorized of which 3,166,167 were issued as of June 30, 2003, and 4,233,333 have been issued as of July 11, 2003.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002, as filed on Form 10KSB, with the Securities and Exchange Commission.

Description of Business

Mycom Group, Inc. provides a complementary mix of technology products and services. It markets a wide range of software, hardware and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom develops and markets new software applications and services using the mycomPRO(TM) and Maximize I.T.(TM) brand names. The company's technical and communications services include email management (including spam and virus filtering ), technology security, and networking; ISP and co-location; design, development and web enabling of e-business applications; data base applications; online and classroom training and instructional design; communications services for large and medium-sized businesses; and technical marketing and documentation services.


                      Three Months Ended June 30, 2002
                Compared to Three Months Ended June 30, 2003

Result of Operations

Revenue increased $331,156 or 17% from $1,911,561 during the second quarter of 2002 to $2,242,717 in 2003. This increase was the result of higher software sales of $73,816 or 5% and increased services revenue of $257,340, or 43%. Due to the Maximize I.T. acquisition on January 31, 2003, service revenue has steadily climbed as compared to the previous year, and is estimated to continue growing throughout 2003.

Operating expenses increased $275,819 or 14% from $1,925,514 in 2002 to $2,201,333 in the second quarter of 2003. This increase was due almost entirely to higher revenues and the corresponding increase in cost of products sold.

Net income in the second quarter of 2002 was $32,825 compared to income of
$11,631 in the same period this year.   The Company is expecting improved
performance during the remainder of 2003 with higher revenues anticipated from its managed services and consulting businesses along with steady performance from its software reselling business.


                         Six Months Ended June 30, 2002
                Compared to the Six Months Ended June 30, 2003


Result of Operations

Revenue increased $55,825 or 1% from $4,006,421 during the first six months of 2002 to $4,062,246 in 2003. This increase was the result of reduced software reselling sales of $244,232 or 8% and increased services revenue of $300,057, or 30%. Due to the Maximize I.T. acquisition on January 31, 2003, service revenue has steadily climbed as compared to the previous year, and is estimated to continue growing throughout 2003. The decrease in software reselling business was due mainly to lower sales during January and February. March reselling revenues were up 18% from 2002, and second quarter sales were 5% higher than 2002 revenue from this business segment.

Operating expenses decreased $34,600 or 1% from $4,165,057 in 2002 to $4,130,457 in the first six months of 2003. Reduced expenses were due mainly to lower costs of labor and benefits in 2003 compared to 2002.

The net loss reported was reduced by $15,448 from $141,983 in 2002 to $126,535 in the six month period ended June 30, 2003. This improvement was due to the increased sales and lower operating expenses in 2003. The Company is expecting improved performance during the remainder of 2003 with higher revenues anticipated from its managed services and consulting businesses along with steady performance from its software reselling business.



Liquidity and Capital Resources

Mycom has a line of credit of $950,000 with a balance of $761,538 at June 30, 2003, and a long-term note totaling $250,000 with Provident Bank of Cincinnati, Ohio. Each of the two debt instruments bear interest at a rate of two percentage points above the Bank's prime rate. The Company has a net working capital deficiency as of June 30, 2003, of approximately $1.7 million that includes the renewable bank line of credit of $761,538 that is due August 31, 2003. Mycom has reviewed its business plan with the Bank and expects its line of credit to be extended. In addition, management is pursuing other debt restructuring alternatives, and private placements of additional equity capital.

On July 11, 2003, the Company's two largest shareholders, Rob R. Bransom, the CEO, and James T. Bobbitt, the COO, each purchased 533,333 preferred shares, series A, from the Company at a price of $.15 per share. This represented an investment of $80,000 each or $160,000 in total (see Note 8 to Consolidated Financial Statements).



                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes of substance have occurred from what was previously reported in the company's Form 10-KSB for the period ended December 31, 2002 per Rule 12b-2, except that the trial date has been continued to November 3, 2003.

Item 2.  Changes in Securities

During the three months ended June 30, 2003 Mycom issued incentive stock options totaling 500,000 common shares to key employees, including one director, Todd Hinners. Mr. Hinners received 100,000 of the 500,000 share options issued. All options are exercisable after 12 months at a price of $.035 per share.


SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MYCOM GROUP, INC.


				By:  /s/ Rob R. Bransom
				      Rob R. Bransom, Chief Executive Officer


				By:  /s/ T. Clay Lehmann
				      T. Clay Lehmann, Chief Financial Officer

Date:   August 13, 2003




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

Date:   August 13, 2003


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

Date:   August 13, 2003


/s/ T. Clay Lehmann_______________________________________
T. Clay Lehmann, Vice President, Finance & Chief Financial Officer