Form 10-Q
period 2003-09-30
MYCOM GROUP INC /NV/
filed 2003-11-14
CIK 1070510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                  For the quarterly period ended September 30, 2003


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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 22, 2003, the issuer had 77,648,606 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]



                                     INDEX



PART I - FINANCIAL INFORMATION	                                          Page

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS	                            3
          MYCOM GROUP, INC. AND SUBSIDIARY
          SEPTEMBER 30, 2002 AND 2003

        CONSOLIDATED BALANCE SHEETS	                                    4

        CONSOLIDATED STATEMENTS OF OPERATIONS                               5

        CONSOLIDATED STATEMENTS OF CASH FLOWS	                            6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 	                  7-9
        SEPTEMBER 30, 2002 AND 2003



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               10-11
         CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION 	                                            12


SIGNATURES                                                                  13

CERTIFICATIONS                                                           14-15









                         PART I - FINANCIAL INFORMATION

                        MYCOM GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, SEPTEMBER 30, 2002 AND 2003






                   MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS


ASSETS
 								   (See Note 1)		  (unaudited)
                                                                 December 31, 2002     September 30, 2003
                                                                 -----------------     -----------------
Cash                                                                 $  154,511            $   98,408
Accounts receivable, net of allowance for doubtful accounts
 of $35,409 at December 31, 2002, and $24,065 at
 September 30, 2003			 	         	      1,034,663               942,717
Prepaid expenses and other assets                                        55,812                18,391
Receivable from affiliate				                 36,229	         	   --
                                                                     ----------            ----------
                                      Total current assets            1,281,215             1,059,516
 						                     ----------	           ----------
Fixed Assets
 Office furniture and equipment                                         462,405               695,956
 Accumulated amortization and depreciation                             (351,652)             (437,652)
                                                                     ----------            ----------
                                      Fixed assets, net                 110,753               258,304

Software development                                                         --               283,146
Goodwill, net of impairment			                	544,253  	      908,207
Other assets                                                              8,029                13,741
                                                                     ----------            ----------
                                           TOTAL ASSETS              $1,944,250            $2,522,914
                                                                     ==========           ===========

LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                             $1,557,524            $1,450,064
   Accounts payable to affiliate				             --               379,590
   Notes payable, including current maturities                        1,914,316               893,707
   Deferred revenue                                                          --               126,894
   Current maturities of obligations under capital leases                12,665                 8,556
                                                                    -----------            ----------
                                         Total current liabilities    3,484,505             2,858,811

   Notes payable, net of current maturities                             196,093               112,456
   Notes payable, related parties (see Note 4)                               --               996,294
   Obligations under capital leases						 	       21,483
                                                                     ----------            ----------
                                         TOTAL LIABILITIES            3,680,598             3,989,044
                                                                     ----------            ----------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    1,166,667 and 4,233,333 issued and outstanding at
    December 31, 2002 and September 30, 2003 respectively:             175,000                635,000

   Common stock, 90,000,000 shares authorized,
    72,748,606 issued and outstanding at December 31, 2002,
    and 76,981,939 at September 30, 2003, stated at:                   612,689                612,689

  (Accumulated deficit)                            		    (2,524,037)            (2,713,819)
                                                                    ----------             ----------
TOTAL STOCKHOLDERS'(DEFICIT)                                        (1,736,348)            (1,466,130)
                                                                    ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                        $1,944,250             $2,522,914
                                                                    ==========             ==========

The accompanying notes are an integral part of the financial statements.





                      MYCOM GROUP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                         Three Months Ended        Nine Months Ended
                                           September 30               September 30
                                      -----------------------    ----------------------
                                         2002         2003         2002          2003
                                      ----------   ----------    ----------   ----------

                                      ----------   ----------    ----------   ----------
Revenue                               $1,878,624   $2,258,083    $5,885,044   $6,320,329
                                      ----------   ----------    ----------   ----------

Operating Expenses:
   Cost of products & materials        1,340,278    1,645,853     4,120,453    4,495,559
   Labor related expenses                557,484      464,013     1,739,839    1,355,396
   Depreciation                           26,274       29,000        78,822       86,000
   Rent and other                         37,265       54,373       187,244      485,373
   Asset impairment (non-recurring)    2,101,926       98,631     2,101,926           --
                                      ----------   ----------    ----------   ----------
               Total                   4,063,227    2,291,870     8,228,284    6,422,328
                                      ----------   ----------    ----------   ----------
   Income (loss) from operations      (2,184,603)     (33,787)   (2,343,240)    (101,999)
                                      ----------   ----------    ----------   ----------

Other income (expense):
   Income from minority interest/
          change in accounting estimate                   --         79,592           --
   Income from sale of assets                 --          --          1,842           --
   Interest expense                      (37,481)    (29,459)      (102,263)     (87,783)

                                      ----------   ----------    ----------   ----------
              Net income (loss)      $(2,222,084)    $(63,246)  $(2,364,069)   $(189,782)
                                      ==========   ==========    ==========   ==========

Per share information:

Net income (loss) per share               $(0.03)       $nil         $(0.03)       $ nil
                                      ==========   ==========    ==========   ==========
Weighted average common shares
        outstanding, and equivalents  72,475,273   76,854,403    72,423,421   76,006,094
                                      ==========   ==========    ==========   ==========

The accompanying notes are an integral part of these financial statements.







                          MYCOM GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

<TABLE
                                                          Nine Months Ended September 30
                                                             2002                2003
                                                          (unaudited)        (unaudited)
                                                          --------------   -------------
Net income (loss)                                         $  (2,364,069)   $   (189,782)


Adjustments to reconcile net (loss) to net cash used in
operating activities:
   Depreciation, amortization and impairment                  2,180,748          86,000
   Decrease (increase) in:
          Accounts receivable                                   762,189          91,946
          Prepaid expenses                                       16,260          37,421
          Deposits and other                                     13,070          (5,712)
          Due to (from) affiliate                                    --         415,819
   Increase (decrease) in:
          Accounts payable and accrued expenses                (456,693)       (107,460)
          Deferred revenue                                           --          62,938
                                                          --------------   -------------
           Net cash provided by operations                      151,505         391,170
                                                          --------------   -------------

Cash flows from investing activities:
   Purchases of fixed assets                                    (37,682)        (52,551)
   Investment in software development                          (206,732)       (283,146)
                                                          --------------   -------------
          Net cash (used in) investing activities              (244,414)       (335,697)
                                                          --------------   -------------

Cash flows from financing activities:
   Leases                                                        18,869          17,374
   Capital advances on long-term financing                      211,757
   Issuance of preferred stock                                  100,000         160,000
   Other                                                        (79,592)             --
   Payments on long-term financing                             (155,715)       (158,061)
   Change in line of credit                                      49,808        (130,890)
                                                          --------------   -------------
          Net cash provided by (used in) financing activities   145,127        (111,577)
                                                          --------------   -------------
          Net increase (decrease) in cash                        52,218         (56,104)
                                                          --------------   -------------
Cash and cash equivalents:
   Beginning of year                                             89,830         154,512
                                                          --------------   -------------
   End of Period                                             $  142,048        $ 98,408
                                                          ==============   =============

Schedule of non-cash financing and investing activities

  Realization of Goodwill from acquisition                           --        (363,954)
  Realization of current liabilities - acquisition                   --          63,954
  Issuance of preferred stock - acquisition                          --         300,000
  Realization of fixed assets - acquisition                          --        (181,000)
  Issuance of long-term debt - acquisition                           --         181,000
                                                          --------------   -------------
           Net cash used in non-cash activities                      --              --

Supplemental cash flow information:
   Cash paid for interest                                     $  99,763       $  76,842
                                                          ==============   =============
   Cash paid for income taxes                                 $      --       $      --
                                                          ==============   =============


The accompanying notes are an integral part of these financial statements.




                       MYCOM GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 AND 2003
                                 (Unaudited)

1)	Unaudited Statements

         The Consolidated Balance Sheet as of September 30, 2003, the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002, and 2003, and the Statements of Cash Flows for the nine month periods ended September 30, 2002, and 2003, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2003, and for all periods presented, have been made.

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

3)	Principles of Consolidation and Financial Reporting

         Mycom completed a business combination with Broughton on April 16, 2001. Mycom issued 20,000,000 common shares, and promissory notes totaling $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton gained majority control of the voting rights of 47 million shares of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination. The Company recorded goodwill in the amount of $1,797,761 as a result of this transaction, which was being amortized over a ten-year period. A valuation allowance for the total unamortized balance of this goodwill was provided for in 2002 (see Note 6).

4)   	Notes Payable-Related Parties

         Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. The Company owes a total of $974,085 as of September 30, 2003 on these debt agreements. Under the terms of the agreements, as amended, monthly payments of $5,080 will be made through June 1, 2004. Beginning July 1, 2004, the notes then require monthly payments of $20,547 over the remaining balance over 48 months.

         A long-term note was assumed by Mycom as part of the acquisition of Maximize I.T., Inc. on January 31, 2003 in the amount of $181,000. This note calls for 48 monthly payments of $4,167, including interest at 5%. This note is collateralized by specific fixed assets included in the acquisition. The note is payable to Lori G. Hinners, spouse of Todd A. Hinners, a director and officer of the Company, and former President of Maximize I.T., Inc. The Company owes $152,564 as of September 30, 2003 on this debt agreement.







                        MYCOM GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2002 AND 2003 AND DECEMBER 31, 2002


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

         See footnote 8) below for subsequent event pertaining to a $100,000 equity investment from a Director.

6)	Recent Accounting Pronouncement

         Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets" (FAS 142) which stipulates that goodwill can no longer be amortized. At December 31, 2002 the Company had net unamortized goodwill of $544,253 related to its software reselling business. In the nine month period ended September 30, 2003, the Company added an additional $363,954 of goodwill related to its acquisition of a managed services business. At September 30,
2003 total unamortized goodwill amounted to $908,207.   In accordance with FAS
142 the Company has and will continue to evaluate its carrying value of goodwill and other intangible assets to determine if there is any impairment in the carrying values. As of September 30, 2003, the Company believes that there is no impairment in the $908,207 carrying value of goodwill. This is based on valuation analysis of these businesses judged as separate reporting units. The implementation of FAS 142 decreased amortization expense by approximately $36,000 during the year ended December 31, 2002, $15,000 for the third quarter of 2003, and $39,000 for the nine months ended September 30, 2003.

7)	Software Capitalization

         The Company develops software that is to be marketed and sold to others, and at September 30, 2003, has capitalized $283,146 of these costs in accordance with Financial Accounting Standards Board Statements (FASB) 2 and 86. Capitalization of these costs will cease when the product is available for general release to customers, and at this time depreciation of the products will begin. Management expects that the general release of software to customers shall occur during the first quarter of 2004.


8)	Subsequent Event - Equity Investment from Director

         On October 22, 2003, a Director of the Company purchased 666,667 preferred shares, series A, from the Company at a price of $.15 per share. This represented an investment of $100,000. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals $100,000. There are 10,000,000 shares of series A preferred stock authorized of which 4,233,333 were issued as of September 30, 2003, and 4,900,000 have been issued as of October 22, 2003. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.




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



                     Three Months Ended September 30, 2002
               Compared to Three Months Ended September 30, 2003

Result of Operations

Revenue increased $379,459 or 20% from $1,878,624 during the third quarter of 2002 to $2,258,083 during the third quarter of 2003. Of this increase, $343,975 or 91% relates to increased service revenues and 9% relates to increased software sales. The acquisition of Maximize I.T. during January 2003 has enabled the Company to become better positioned as a technology service provider and has resulted in increased service revenues as compared to the previous year.

Expressed as a percentage of revenues, operating expenses decreased 2.9% in the third quarter of 2003 as compared to the comparable quarter of 2002, from 104.4% of revenues in 2002 to 101.5% in 2003. Operating expenses increased $330,569 or 17% from $1,961,301 during the third quarter of 2002 to $2,291,870 in the third quarter of 2003. Approximately 76% of the increase in operating expense is attributable to costs associated with the increase in service revenues. Additionally, higher costs of software products for resale contributed to the overall increase in costs and represented approximately 20% of the increase in operating expenses. The Company continues to look for ways to reduce its overall costs of operations.

The Company experienced a net loss in the third quarter of 2003 of $ (63,246) as compared to a $ (120,158) net loss before recording an expense adjustment for asset impairment in the amount of $2,101,926 during the third quarter of 2002. The reduction of the company's net loss in the amount of $56,912, before taking into account the expense adjustment for asset impairment in 2002, is attributed to the increase in revenues and decrease in operating expense as a percentage of revenues previously described, and also to a reduction of interest expense in the amount $ 8,022. Management believes that by focusing on top line revenues, and containing its costs it will continue to bring about improvements to net income.


                     Nine Months Ended September 30, 2002
             Compared to the Nine Months Ended September 30, 2003

Result of Operations

Revenue increased $435,285 or 7% from $5,885,044 during the first nine months of 2002 to $6,320,329 in 2003. This increase was the result of increased services revenue of $644,032 offset by a decline in software sales of $208,747. Due to the Maximize I.T. acquisition on January 31, 2003, service revenue has steadily climbed as compared to the previous year, and is estimated to continue growing throughout 2003. The decrease in software reselling business was due mainly to lower sales during January and February. Since March 2003, software sales have improved as compared to sales for comparable periods in 2002.

Expressed as a percent of sales, operating expenses decreased 2.5%, from 104.1% of sales in 2002, to 101.6% in the first nine months of 2003. Total operating expenses increased $ 295,970, from $6,126,358 during the first nine months of 2002 to $6,422,328 during the comparable period of 2003. Approximately 89% of this increase is attributable to costs associated with the increase in service revenues.

The reported net loss was reduced by $72,361, from $262,143 in 2002 (before a $2,101,926 expense adjustment for asset impairment) to $189,782 in the nine month period ended September 30, 2003. This improvement was due to increased revenue generation and a reduction in operating expenses as a percent of sales in 2003. The Company continues to strive for improved performance during the remainder of 2003 as it focuses on generating increasing revenues from its managed services and consulting businesses, steady performance from its software reselling business and continued efforts at cost containment.



Liquidity and Capital Resources

Mycom has a line of credit of $950,000 with a balance of $655,035 at September 30, 2003, and a long-term note totaling $250,000 with Provident Bank of Cincinnati, Ohio. Each of the two debt instruments bear interest at a rate of two percentage points above the Bank's prime rate. The Company has a net working capital deficiency as of September 30, 2003, of approximately $1.8 million that includes the renewable bank line of credit of $655,035 that is due November 30, 2003. Mycom has reviewed its business plan with the Bank and expects its line of credit to be extended. In addition, management is pursuing other capitalization strategies.

On July 11, 2003, the Company's two largest shareholders, Rob R. Bransom, the CEO, and James T. Bobbitt, the COO, each purchased 533,333 preferred shares, series A, from the Company at a price of $.15 per share. This represented an investment of $80,000 each or $160,000 in total. On October 22, 2003 Lance White, the Company's third largest shareholder, purchased 666,667 preferred shares, series A, from the Company at a price of $.15 per share. This represents an investment of $100,000. (see Note 8 to Consolidated Financial Statements).



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes of substance have occurred from what was previously reported in the company's Form 10-KSB for the period ended December 31, 2002 per Rule 12b-2, except that the trial date has been continued to December 3, 2003.

Item 2.  Changes in Securities

On July 11, 2003, the Company's two largest shareholders, Rob R. Bransom, the CEO, and James T. Bobbitt, the COO, each purchased 533,333 preferred shares, series A, from the Company at a price of $.15 per share. This represented an investment of $80,000 each or $160,000 in total. On October 22, 2003 Lance White, the Company's third largest shareholder purchased 666,667 preferred shares, series A. from the Company at a price of $.15 per share which represented an investment of $100,000. The terms of the preferred share purchase agreements include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals $80,000 for Mr. Bransom, $80,000 for Mr. Bobbitt and $100,000 for Mr. White, or a total of $260,000 for the three investors. There are 10,000,000 shares of series A preferred stock authorized of which 4,233,333 were issued as of September 30, 2003, and 4,900,000 have been issued as of October 22, 2003.







SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						MYCOM GROUP, INC.

						By:  /s/ Rob R. Bransom
					        Rob R. Bransom,
						Chief Executive Officer


						By:  /s/ Carol J. Weinstein
					        Carol J. Weinstein,
						Chief Financial Officer

Date:   November 14, 2003




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

Date:   November 14, 2003

/s/ Rob R. Bransom
Rob R. Bransom, Chairman and Chief Executive Officer & Director



CERTIFICATIONS

I, Carol J. Weinstein certify that:

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

Date:   November 14, 2003

/s/ Carol J. Weinstein
Carol J. Weinstein, Chief Financial Officer