Form 10QSB/A
period 2003-09-30
MYCOM GROUP INC /NV/
filed 2003-12-17
CIK 1070510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB/A

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


                                 Introductory Note

This Form 10QSB/A amends the Form 10-QSB filed by Mycom Group, Inc. on
November 14,2003. This amendment is being filed solely to include Certifications Pursuant to Section 906 of the Sarbanes Oxley Act that have been added on page 16 of this report. All other portions of the Form 10-QSB remain in effect as originally filed.



                                     INDEX



PART I - FINANCIAL INFORMATION	                                          Page

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS	                            3
          MYCOM GROUP, INC. AND SUBSIDIARY
          SEPTEMBER 30, 2002 AND 2003

        CONSOLIDATED BALANCE SHEETS	                                    4

        CONSOLIDATED STATEMENTS OF OPERATIONS                               5

        CONSOLIDATED STATEMENTS OF CASH FLOWS	                            6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 	                  7-9
        SEPTEMBER 30, 2002 AND 2003



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               10-11
         CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION 	                                            12


SIGNATURES                                                                  13

CERTIFICATIONS                                                           14-16









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

Date:   December 17, 2003




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

Date:   December 17, 2003

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

Date:   December 17, 2003

/s/ Carol J. Weinstein
Carol J. Weinstein, Chief Financial Officer






                 CERTIFICATIONS PURSUANT TO THE SARBANES OXLEY ACT

                                  Certification

	Each of the undersigned officers of the Mycom Group, Incorporated (the "Company"), certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. the Company's report Form 10-QSB/A for the quarterly period ended September 30, 2003, as filed with the United States Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        2. the information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934,as amended.


December 17, 2003		         /s/ Rob R. Bransom
					_______________________________________
					 Chief Executive Officer


December 17, 2003		         /s/ Carol J. Weinstein
				        _______________________________________
					 Chief Financial Officer

     	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.