Form 10KSB
period 2003-12-31
MYCOM GROUP INC /NV/
filed 2004-03-30
CIK 1070510

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-KSB

(Mark One)

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                   For the fiscal year ended December 31, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ________________ to ______________


                       Commission file number: 0-29836


		                MYCOM GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada					33-0677545
--------------------------------------------------------------------------------
   (State or other jurisdiction 	     (IRS Employer Identification No.)
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 8,833,839


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 5, 2004 the issuer had 72,748,606 shares of common stock, $0.01 par value, outstanding.

As of March 5, 2004 the aggregate market value of the Common Stock held by non-affiliates, approximately 25,591,273, shares of Common Stock, was approximately $1,770,389 based upon the price at which the stock was last sold of approximately $ .07 per share of Common Stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibit Index

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]


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



ITEM 1. DESCRIPTION OF BUSINESS.

A. Business Development


Mycom Group, Inc. (Mycom), a Nevada corporation, headquartered in Cincinnati, Ohio, is a technology solutions and professional services provider to businesses and organizations throughout North America. Mycom's largest company and wholly owned subsidiary, Broughton International (Bobbitt & Bransom, Inc. dba Broughton International), specializes in reselling software solutions to businesses, schools and government agencies. References to "the Company" refer to the consolidated operations of Mycom and Broughton.

Effective January 31, 2003 the Company acquired the assets of Maximize I.T., Inc., and expanded into the rapidly growing email/spam and virus filtering, technical security and managed services areas of technology. The Company issued 2,000,000 shares of its series A preferred stock plus assumed liabilities of approximately $200,000 in exchange for the business and its assets. As part of this transaction Mycom acquired certain intellectual property of Maximize IT including a project plan for a Linux platform spam and virus filtering software product. Mycom developed this product during 2003 and released the new managed services email filtering product, mailMAX II, to its customers during the first quarter of 2004. The Company expects to devote significant efforts to marketing this product during 2004.

B. Business of Issuer

Mycom Group, Inc. provides a complementary mix of technology products and services. It markets a wide range of software, and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom employs approximately 30 people located in Cincinnati, Ohio.





Technology Products

Mycom's software sales company, Broughton International has worked with leading corporations, government agencies, and professional organizations since 1984. Broughton's staff holds certifications from Microsoft, Citrix, and McAfee products, and for a number of leading help desk, security, contact management, emulation, and connectivity solutions.

Broughton is a value-added reseller and business partner with leading technology companies such as Microsoft, Citrix, McAfee, and WRQ. Specializing in license and asset management, Broughton provides desktop software, utilities and solutions for the following:

      *	Network, connectivity and terminal emulation
      *	Security, firewalls, anti-virus and encryption
      *	Back-up, storage and archiving
      *	Thin- client technology
      *	Business automation and time/billing
      *	Fax, graphics, report management and data access

Continual improvements in computer and software technologies over the past several years have created a challenging environment for Information Technology (IT) managers. Professional solution providers who are knowledgeable of a wide range of technology products provide a valuable resource and source for these IT managers. Broughton and Mycom's professional services provide an added dimension to this service as its staff holds certifications or is experienced in many of the technology product categories that it sells. They can help the IT manager select the right solution for their particular needs considering a wide range of products.

Technology Services

Mycom's technology services offerings consist of professional services and managed services. The Company markets software applications and managed services using the mycomPRO(TM) brand name.


The MycomPRO(TM) brand is made up of a complimentary blend of products and services that enhance the performance and security of a company's Network, Internet and email systems.

mycomPRO(TM) mailMAX II, the Company's newest offering, is a managed service that blocks both junk email (spam) and viruses before they reach a customer's internal systems and servers. In most of today's business and organization environments, internet-wide, spam, pornography and viruses outnumber legitimate email by almost three to one. Each of these unwanted elements poses a unique threat to businesses and organizations. MailMAX II provides a tier of protection not available through many regular anti-virus and spam filtering solutions without adding hardware, software and additional work. Because the mailMAX II filtering takes place in advance of it's reaching customer servers, customers are able to maximize bandwidth and protect their networks by preventing "direct hits". mailMAX II filters both incoming and outgoing mail for viruses and spam, to provide assurance that mail containing viruses and inappropriate content is blocked from delivery, thus limiting legal exposure. Customers can individually tailor the level of filtering by user groups, departments or even by individual users. The software has the capability of sending summary notifications on blocked email to the individual user and/or to the IT administrator in accordance with the customer's needs.

mycomPRO(TM) secureMAX is an intrusion detection managed service that provides companies of all sizes security technologies formerly available only to corporations with a large, specialized technical staff. secureMax users receive daily reports on all traffic entering and leaving their network; the system can check alerts from any location with encrypted VPN connection; receive double-check firewall effectiveness with quarterly external security reviews; and users are provided forensic analysis and detail on any security breach. secureMAX affordably adds security expertise to the user's staff as it monitors for intrusion attempts or success; regularly provides attack profile updates; alerts users via e-mail, pager or an encrypted web site; provides in-line or Sniffer IDS configurations; offers optimal upgrades for firewall and VPN; features artificial intelligence scanning tools and no monitoring console is needed.

MycomPRO(TM) serverMAX is a managed service that proactively provides network management for clients without a full time technology administrator. By monitoring the health of client networks serverMAX keeps clients networks running smoothly and offers a cost saving alternative to staffing.

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

Additionally, Mycom offers a suite of traditional professional services that complement its managed services offerings. Services include on-site/on-call networking and security specialists, help desk and technical marketing and documentation services.

The Company's professional services help ensure effective delivery and usage of technology for the purpose of enhancing customer investment in technology and providing a greater return on investment.


Competition

The Company competes in the commercial information technology products and services markets. These markets are highly competitive and served by numerous firms. In addition, these markets are driven by clients' business requirements and advances in technology. Participants in these markets include: other software resellers, managed service providers, systems consulting and integration firms, application software firms, and general management consulting firms. Most of these competitors are larger and have greater financial resources. In addition, clients may seek to increase their internal IT resources to satisfy their needs. To the degree the Company is successful in competing against such companies, some of the key leveraging factors are:


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
        provide a unique and added dimension


Principal Suppliers

During the year ended December 31, 2003 the Company used one supplier for product distribution that amounted to 65% of the Company's total product sales, excluding all services. The costs incurred for this supplier were $3,873,953 in 2003.

Employees

The Company and its subsidiaries have approximately 30 employees, all of whom are full-time.

C. Reports to Security Holders

The Company will provide a printed copy of this Form 10-KSB to any person upon request. It can also be obtained via the Company's website at http://www.mycom.com. You may request a copy of this or any other documents filed with Securities and Exchange Commission by the Company, including all Current Reports on Form 8-K and Quarterly Reports on Form 10-QSB, by calling Investor Relations at (800) 536-7539, emailing pr@mycom.com, or in writing to:

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

Mycom's Internet connectivity, routers, web and mail servers are housed in a secure facility managed by Level (3) Communications, a nationally known organization specializing in the management of data centers.

ITEM 3. LEGAL PROCEEDINGS.

As previously disclosed, the Company and six former employees or consultants, including three former directors, were named as defendants in litigation captioned Larry Lunan and Susan Lunan v. Mycom Group, Inc., Patricia A. Massey, G. Allan Massey, George W. Young, Joan Carroll, Kenneth R. Hall and Terry Seipelt, filed in the United States District Court for the Southern District of Ohio, in Cincinnati, Ohio. The plaintiffs allege that $300,000 is due them related to a contract dispute and they also seek unspecified damages and attorney fees and costs. The case went to trial in December 2003 and no ruling has been made to date. Management and its counsel believe that a condition precedent to the obligation to make this payment did not occur. Counsel also has stated that it believes the Company's witnesses showed greater credibility than the plaintiff's witnesses during trial. Since management cannot reasonably estimate its financial exposure, if any, no liability has been recorded related to this matter. A contingency exists with respect to this matter, the ultimate resolution of which, cannot presently be determined.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.


On October 1, 2003 the Company filed a definitive proxy statement pursuant to section 14(a) of the Securities Exchange Act of 1934 announcing its Annual Meeting of Stockholders that was held on October 29, 2003. At this meeting 4 Directors (listed below) were elected and Schumacher & Associates was ratified as the Company's independent auditor for the 2003 year. Results of the vote follow:

		         For 	    Against	    Abstain	 Total
Election of Directors:
Rob Bransom		 62,700,552 		    12,500 	 62,713,052
James Bobbitt		 62,700,552 		    12,500 	 62,713,052
Todd Hinners		 62,700,552 		    12,500 	 62,713,052
Lance White		 62,700,552 		    12,500 	 62,713,052

Appointment of Auditors:
Schumacher & Associates	 62,692,002  12,550 	     8,500       62,713,052


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,RELATED STOCKHOLDER MATTERS & SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "MYCO.OB".

The following table sets forth the range of high and low trading prices for the Company's Common Stock for each quarterly period indicated.

                Common Stock

Quarter Ended                    High           Low
-------------                  --------        -----
March 31, 2002       		$0.05          $0.02
June 30, 2002        		$0.05          $0.02
September 30, 2002   		$0.05          $0.01
December 31, 2002               $0.04          $0.00
March 31, 2003			$0.01	       $0.00
June 30, 2003			$0.07	       $0.01
September 30, 2003      	$0.05	       $0.02
December 31,2003		$0.03          $0.01

Common Shareholders

As of December 31, 2003 there were 72,748,606 shares of the Company's common stock outstanding held of record by approximately 200 holders. (This number of persons does not include beneficial owners who hold shares at broker/dealers in "street name").



Recent Sales/Issuance of Unregistered Securities

The Company issued 2,000,000 shares of series A preferred stock on January 31, 2003 in connection with the acquisition of Maximize I.T., Inc. and also sold 1,900,000 preferred shares during 2003 primarily to officers at a price of $0.15 per share. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum, paid quarterly. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals the original investment. There are 10,000,000 shares of series A preferred stock authorized of which 5,066,667 have been issued as of March 5, 2004. The Company continues to offer series A preferred shares to certain private investors.

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


YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

General

During 2003 the Company made a concerted effort to increase revenues and to continue its cost saving initiatives while at the same time developing a new product that would provide the Company with a stream of recurring revenues as it moved through 2004. Additionally the Company placed an increased focus on its technology services business both through the new product development and the acquisition of Maximize IT. As a result of these efforts, the Company was mildly profitable in 2003 recognizing net income of $19,374 as compared with a net loss before asset impairment of $ 268,849 in 2002. The development of the new product mailMAX II was completed during the first quarter of 2004 and has been released for sale to customers.



Revenues

Revenue increased $676,867 from $8,156,972 in 2002 to $8,833,839 in 2003, or
8.3%. This increase largely resulted from the acquisition of Maximize IT in 2003. Services revenues of $2,013,792 in 2003 increased approximately $850K or 73% as compared to services revenues of $1,162,774 in 2002. Software sales declined approximately 2.5% or $175K during 2003, from $6,994,198 in 2002 to $6,820,048 in 2003. The decline in software revenues was primarily a result of a large order at year end where the Company received a commission from the software vendor as opposed to recording the gross sale and corresponding receivable on the Company's books. Had this transaction been recorded as a sale, software revenues for 2003 would appear equal to 2002.


Operating Costs and Expenses


Operating expenses, before a provision for asset impairment in 2002 of $2,101,927, increased $365,101 or 4.4% over 2002. Operating expenses before the 2002 provision for impairment were $8,373,635 and $8,738,736 in 2003. As a percent of sales, operating expenses before the 2002 impairment charge, decreased 3.8% in 2003. The increase in operating expenses is largely the result of increased product costs related to a corresponding increase in sales. Cost of product and materials increased $513,961 from $5,852,906 in 2002 to $6,366,867 in 2003. Non-product related costs of $2,520,729 and $2,371,869 in 2002 and 2003 respectively, decreased $148,860 in 2003 primarily as a result of decreased labor related expenses in the amount of $137,544.
The Company has made concerted efforts to reduce its labor costs and has achieved its objective even with the challenge of having additional headcount resulting from its February 2003 acquisition of Maximize IT.

Other income (expense)

Interest expense decreased 9.8% from $131,337 in 2002 to $118,397 in 2003. The decrease in interest is a result of the Company's success in raising capital from the sale of preferred stock and reducing the amounts due under its bank line of credit. Payments on preferred stock are paid quarterly in the form of dividends as opposed to interest.

Net (Loss)

Net income prior to the charge for asset impairment increased from ($268,849) in 2002 to $19,374. This change of $288,583 is due mainly to the Company's implementation of cost saving initiatives that began in the latter part of 2002 and which continue today. Including asset impairment the net loss was $2,370,776 in 2002 as compared with a net income of $19,374 in 2003.

Liquidity and Capital Resources

Provident Bank, the Company's primary lender provides Mycom with a renewable line of credit in the amount of $950,000 due March 31,2004,that bears interest at a rate of three percentage points above the Bank's Prime rate. The amount due on the line of credit at December 31, 2003 was $583,661. Provident Bank also provides the Company with a $250,000 long term note due July 8, 2005 that bears interest at the rate of two points over prime with monthly principal and interest payments in the amount of $10,767. The principal balance on the long term note at December 31, 2003 was $192,184.

The Company intends to refinance its debt under a new $1,050,000 facility with First Financial Bank prior to April 1, 2004 and has received a commitment letter from First Financial dated March 22, 2004. (See Subsequent Event Footnote)

During March of 2003, the Company amended its notes with two related parties. The amended notes call for 12 monthly payments of approximately $5,000 beginning July 2003, and the remaining balance to be paid in 48 equal monthly
installments from July 2004 to July 2008.   The balance on these
uncollateralized notes that bear interest at 4.17% per annum was approximately $970K at December 31, 2003.

The Company raised $285K in cash through the sale of preferred, series A, shares during 2003. The majority of these shares were purchased by officers and a board member. The same board member also provided a subordinated loan in the amount of $200,000 to the Company during December of 2003 bearing interest at a rate of 8%. Interest is paid monthly with a balloon payment of $200,000 due in December 2004. The note and preferred stock sales provided the Company with working capital to complete development of the mailMax II software.

The Company has a net working capital deficiency at December 31, 2003 of approximately $1.7 million. Included in this deficiency are approximately $362K of related party notes and the line of credit. Management is continuing to pursue other financing and capitalization strategies.




ITEM 7. FINANCIAL STATEMENTS.

The information required by Item 7 and an index thereto commences on page 11, following this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A CONTROLS AND PROCEDURES
The Company's management, including the chief executive officer and chief financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures(as defined by Rules 13a-15(e) of the Securities and Exchange Act of 1934) as of December 31,2003. Their evaluation concluded that the disclosure controls and procedures are effective as of December 31, 2003 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                              FINANCIAL STATEMENTS
            WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Mycom Group, Inc.
Cincinnati, OH

We have audited the accompanying consolidated balance sheets of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2002 and 2003, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 2002 and December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2002 and 2003, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the two years ended December 31, 2002 and December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations in previous years with minimal earnings in 2003, and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

February 4, 2004







                        MYCOM GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

ASSETS


                                         December 31, 2002     December 31, 2003
			                 -----------------     -----------------
Cash  	                                      $  154,511            $   29,901
Accounts receivable,
net of allowance for
doubtful accounts
of $35,409 at December 31,
2002, and $15,066 at
December 31, 2003.		               1,034,663               939,517

Prepaid expenses and
other assets                                      55,812                38,578

Receivable from affiliate                         36,229        	    --
                                               ----------            ----------

Total current assets                           1,281,215             1,007,996
			                       ----------	     ----------
Fixed Assets

Office furniture and equipment                   462,405               727,038

Accumulated amortization and
depreciation                                    (351,652)             (457,045)
                                               ----------            ----------

Fixed assets, net                                110,753               269,993

Software development                                  --               411,446

Goodwill, net of impairment   	                 544,253               911,140

Other assets                                       8,029                13,589
                                               ----------            ----------

TOTAL ASSETS                                  $1,944,250            $2,614,164
                                              ===========           ===========

LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities

Current Liabilities
Accounts payable and accrued expenses         $1,557,524            $1,587,535

Accounts payable to affiliate	                      --

Notes payable, including
current maturities                             1,914,316             1,056,177

Deferred revenue                                      --                91,552

Current maturities of
obligations under capital leases                  12,665                 9,670
                                              -----------            ----------

Total current liabilities    	               3,484,505             2,744,934

Notes payable, net of
current maturities                               196,093                81,723


Notes payable, related
parties (see Note 4)                                  --               947,245

Obligations under capital leases           			        18,130
                                               ----------            ----------

TOTAL LIABILITIES                              3,680,598             3,792,032
                                               ----------            ----------

Commitments and contingencies (notes 2 through 12)

Stockholders'(Deficit):
Preferred stock, 10,000,000 shares
authorized, with 1,166,667 and
5,066,667 issued and outstanding	         175,000               760,000
at December 31, 2002 and
December 31,2003 respectively

Common stock, 90,000,000 shares authorized,
72,748,606 issued and outstanding stated at:     612,689               612,689

(Accumulated deficit)         	              (2,524,037)           (2,550,557)
                                              -----------            ----------

TOTAL STOCKHOLDERS'(DEFICIT)                  (1,736,348)           (1,177,868)
                                              -----------           -----------

TOTAL LIABILITIES AND
STOCKHOLDERS'(DEFICIT)                        $1,944,250            $2,614,164
                                              ===========           ===========

The accompanying notes are an integral part of the financial statements.





                         MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31



                                                  2002            2003
                                              ------------    ------------

Revenue                                        $8,156,972      $8,833,839
                                              ------------    ------------

Operating Expenses:
   Cost of products & materials                 5,852,906       6,366,867
   Labor related expenses                       2,283,881       2,146,337
   Depreciation                                    84,833         106,879
   Rent and other                                 152,015         118,652
   Asset impairment                             2,101,927              --
                                              ------------    ------------
                   Total                       10,475,562       8,738,735
                                              ------------    ------------
   Income (loss) from operations               (2,318,590)         95,104
                                              ------------    ------------


Other income (expense):
   Income from minority interest/
   change in accounting estimate                   79,592              --
   Loss from asset disposition                       (441)             --
   Interest expense                              (131,337)        (75,730)
                                              ------------    ------------
               Net income (loss)              $(2,370,776)        $19,374
                                              ============    ============
Dividend requirements on preferred
stock
                                                       --          45,894
Earnings (loss) available for
common shareholders                           $(2,370,776)        (26,520)

Net income (loss) per share                        $(0.03)          $ nil
                                              ============    ============
Weighted average common shares
   outstanding, and equivalents                72,583,856      76,095,670


The accompanying notes are an integral part of these financial statements.







                       MYCOM GROUP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
         For the period from January 1, 2002 through December 31, 2003


		   Preferred Stock      Common  Stock           Retained
                      	                                        Earnings
                   ---------------    -----------------    -------------------
                   Shares   Amount     Shares   Amount     (Deficit)    Total

Balance
January 1, 2002    500,000  $75,000 71,308,606 $604,914   ($153,261)   $526,653

Sale of
Preferred stock    666,667 $100,000                                    $100,000

Stock issued
For acquisition                      1,440,000   $7,775                 $ 7,775

Net loss
year ended
December 31,2002                                        ($2,370,776)($2,370,776)
                 --------- -------- ---------- -------- ------------ -----------

Balance
December 31,2002 1,166,667 $175,000 72,748,606 $612,689 ($2,524,037)($1,736,348)


Stock issued for
acquisition      2,000,000 $300,000

Sale of
preferred stock  1,900,000 $285,000                                    $585,000

Preferred
dividends                                                  $(45,894)   $(45,894)

Net income (loss)
year ended
December 31,2003                                            $19,374     $19,374
                 --------- -------- ---------- -------- ------------ -----------

Balance
December 31,2003 5,066,667 $760,000 72,748,606 $612,689 ($2,550,557)($1,177,868)


The accompanying notes are an integral part of these financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Year Ended December 31
                                                  2002                  2003
                                            ---------------      ---------------

Net income (loss)                           $   (2,370,776)          $  19,374

Adjustments to reconcile net (loss) to net
cash used in operating activities:
   Depreciation, amortization and impairment     2,186,760             106,879
   Net proceeds on disposal of fixed assets         22,170              (1,486)
      Decrease (increase) in:
          Accounts receivable                      571,366              95,146
          Prepaid and other                        (10,254)             11,675
          Due to (from) affiliate                 (198,253)             36,229
   Increase (decrease) in:
          Accounts payable and accrued expenses   (128,331)             30,011
          Deferred revenue                              --              24,665
                                            ---------------      ---------------
             Net cash provided by operations        72,682             322,493
                                            ---------------      ---------------

Cash flows from investing activities:
   Purchases of fixed assets                        (7,741)            (83,633)
   Investment in software development             (162,705)           (411,446)
                                            ---------------      ---------------
            Net cash (used in) investing          (170,446)           (495,079)
            activities
                                            ---------------      ---------------
Cash flows from financing activities:
   Capital lease payments                          (30,360)             15,135
   Capital advances on long-term financing         211,757                  --
   Issuance of preferred stock                     100,000             285,000
   Notes from related parties                           --             200,000
   Other                                           (79,592)                 --
   Payments on long-term financing                (197,262)           (169,037)
   Preferred stock dividends                                           (45,894)
   Change in line of credit                        157,902            (237,228)
                                            ---------------      ---------------
            Net cash provided by (used in)
            financing activities                   162,445              47,976
                                            ---------------      ---------------
            Net increase (decrease) in cash         64,681            (124,610)
                                            ---------------      ---------------
Cash and cash equivalents:
   Beginning of year                                89,830             154,511
                                            ---------------      ---------------
   End of period                                $  154,511            $ 29,901
                                            ===============      ===============
Schedule of non-cash financing and
investing activities
  Realization of goodwill from acquisition          (7,775)           (366,887)
  Realization of current liabilities - acquisition      --              66,887
  Issuance of capital stock - acquisition            7,775             300,000
  Realization of fixed assets - acquisition             --            (181,000)
  Issuance of long-term debt - acquisition              --             181,000
                                            ---------------      ---------------
             Net cash used in non-cash                  --                  --
              activities
                                            ---------------      ---------------

Supplemental cash flow information:
   Cash paid for interest                        $  87,806           $  75,730
   Cash paid for income taxes                    $      --           $      --
                                            ===============      ===============



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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations in previous years with minimal earnings in 2003, and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has taken and will continue to take steps to improve its liquidity by reducing costs, seeking additional financing and raising additional capital. The Company secured a commitment during March 2004 from a lending institution for a $1.05 million debt facility to replace its existing lending arrangement. The new facility is expected to provide an estimated $200K of additional working capital with terms more favorable than its existing arrangement.

Business Combinations

Goodwill recognized as a result of the acquisition of Maximize I.T. and the software business, Broughton, was attributed to the intellectual capital of the acquired workforce and technologies acquired. Both businesses fundamentally depend upon technological expertise and systems knowledge Therefore in each acquisition, the excess of purchase price over the net tangible and intangible assets acquired was attributed to the value of the acquired intellectual capital.

Effective January 31, 2003 the Company acquired the assets of Maximize I.T., Inc., and expanded into the rapidly growing email/spam filtering, technical security and managed services areas of technology. The Company issued 2,000,000 shares of its series A preferred stock plus assumed liabilities of approximately $200,000 in exchange for the business and its assets

Mycom completed a business combination with Broughton on April 16, 2001.
Mycom issued 20,000,000 common shares, and a promissory note in the amount of $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton controlled the voting rights of 47 million shares (67%) of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination. The Company recorded goodwill in the amount of $1,797,761 as a result of this transaction, which was being amortized over a ten-year period. A valuation allowance for the total unamortized balance of this goodwill was provided in 2002.


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

Principles of Consolidation

The consolidated financial statements include the accounts of both Mycom and Broughton for the two years ended December 31, 2003. All inter-company accounts have been eliminated.

Property and Equipment

Property and equipment are carried at historical cost, net of accumulated depreciation, and net of a valuation allowance of $105,000. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, ranging from 2 to 10 years.

Per Share Information

Per share information is determined using the weighted average number of shares and common share equivalents outstanding during the periods indicated. Stock options outstanding have not been included in the per share computation because inclusion would be anti-dilutive or immaterial.

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

Product Development

The Company has software products in various stages of development as part of its managed services offerings. During 2002 a valuation allowance had been provided for the total development costs that had been capitalized through December 2002. During 2003 the Company began development of a new virus and spam filtering product mycomPRO(TM) mailMAX II. After all research and development had been completed and technological feasibility of the software product was established, costs exclusive of research and development costs were capitalized totaling $411,446 in 2003. The product was released during the first quarter of 2003 and it's capitalized costs will be amortized beginning in 2004.

Advertising

Advertising costs are charged to operations when incurred. Advertising and promotional costs are offset by contributions from vendors and these net expenses were $27,415 and $10,342 for the years ended December 31, 2002 and 2003, respectively.

Revenue Recognition

The Company recognizes revenue from services performed in the periods the services are performed and provides an allowance for doubtful accounts based on Company historical experience. The Company recognizes revenue from marketing of computer software and software maintenance agreements upon the customer placing the order. Direct shipment of the product by independent distributors are normally within two days and therefore no material differences exist in the revenue recognition based on shipments as compared to the order date. Revenue from service contracts is deferred and amortized over the life of the contracts. General and administrative expenses are expensed as incurred.

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

Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash Equivalents, and trade accounts receivables. At December 31, 2003, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally North America. The Company does not require collateral for its trade accounts receivables.

During the years ended December 31, 2002 and 2003 the Company used one supplier for product distribution that amounted to 67% and 65% respectively of the Company's total product sales, excluding all services. The costs incurred for this supplier were $4,721,553 in 2002 and $3,873,953 in 2003. Another supplier represented 14.8% of the Company's total product sales, excluding all services, in 2003. The costs for this supplier during 2003 were $1,012,373.

Allowance for Doubtful Accounts

The Company had allowances for doubtful accounts of $35,409 and $15,066 at December 31, 2002 and 2003, respectively, which were provided based on the Company's collection experience.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

2) Line of Credit and Notes Payable

Provident Bank, the Company's primary lender provides Mycom with a renewable line of credit in the amount of $950,000 due March 31,2003, that bears interest at a rate of three percentage points above the Bank's Prime rate. The amount due on the line of credit at December 31, 2003 was $583,661. Provident Bank also provides the Company with a $250,000 long term note due July 8,2005 that bears interest at the rate of two points over prime with monthly principal and interest payments in the amount of $10,767. The principal balance on the long term note at December 31, 2003 was $192,184.

During March of 2003, the Company amended its notes with two related parties. The amended notes call for 12 monthly payments of approximately $5,000 beginning July 2003, and the remaining balance to be paid in 48 equal monthly installments from July 2004 to July 2008. The balance on these uncollateralized notes that bear interest at 2.1% per annum was approximately $970K at December 31, 2003.

During December 2003 a board member provided a subordinated loan in the amount of $200,000 to the Company bearing interest at a rate of 8%. Interest is paid monthly with a balloon payment of $200,000 due in December 2004.


December 31, 2003, Bank line of credit 		$583,661

Term note payable to bank,
payable in monthly installments
of $10,767 including interest at
the bank's prime rate plus 2%,
final payment due July 9, 2005. 		 192,184

Term note payable to Rob R.
Bransom (Chairman & CEO) payable
in monthly installments of $2540
through July 2004 and $10,274
through the final payment due
July 2008; 2.1% interest rate   	 	 483,643

Term note payable to James T.
Bobbitt (President & COO)payable
in monthly installments of $2540
through July 2004 and $10,274
through the final payment due
July 2008; 2.1% interest rate	        	 483,643


Term note payable to Lori G.
Hinners for the acquisition of
Maximize IT payable in monthly
installments of $4166.67 at 5.22%,
final payment due January 31, 2007.   		 142,012

Promissory note payable to Lance
M. White (board member) in the
Amount of $200,000.  Monthly
interest payments in the amount of
$1333.33 (8% per annum).  Principal
is due in full upon maturity at
December 20, 2004.		     		 200,000
    					       ---------
                                               2,085,143


Less: amounts due within one year     	       1,056,177
       					       ---------
Long-term portion                    	      $1,028,966
                                               =========


Maturities of the notes payable, including line of credit as of December 31, 2003 are as follows:


                2004          $1,056,177
                2005             347,791
                2006             283,674
                2007             244,543
   		2008 	         152,958
                               ---------
                              $2,085,143
                               =========


The bank line of credit and the term note payable to the bank are collateralized by substantially all of the assets of the Company and subject to certain financial covenants.



3) Retirement and Stock Plans

The Company sponsors, for all employees, a salary deferral plan, whereby employees can elect to have a portion of their salary deferred. The Company contributes a match based upon a percentage which is determined before the end of each plan year. Matching contributions totaled $24,250 and $11,040 for the years ended December 31, 2002 and 2003, respectively. All such elective deferrals are not subject to current income tax, and are held by a third-party trustee.

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

4) Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on the provision of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Under FAS 109, measurement is computed using applicable current tax rates. Management has used a 20% combined federal and state rate for purposes of calculating deferred taxes.

As of December 31, 2003, the Company had total deferred tax assets of approximately $350,000 due to net operating loss carry-forwards Of approximately $1,750,000. A change in control of the Company could result in limitations and restrictions on use of the loss carry-forwards. Because of the uncertainty of potential realization of the tax assets that arise from the net operating carry-forwards the Company has provided a valuation allowance for the entire amount of its tax assets as follows:

	Net operating losses carry forward	$ 350,000
	Deferred tax allowance			 (350,000)
                                                 ---------
	Net deferred income tax asset		     --

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

	Tax(benefit) at Federal statutory rate		(15)%
	State tax (benefit) net of Federal benefit	 (5)
	Valuation Allowance				 20
                                                        ----
        Tax provision (benefit)			         --

5) Leases

The Company rents its office facilities and various equipment under leases classified as operating leases that expire at various dates through July 2006.

Future minimum lease payments are as follows:

		2004 $240,920
		2005 $239,591
		2006 $117,545

The Company is a lessee under a capital lease for computer equipment that expires in August 2006. Future minimum lease payments required under these capital leases are as follows:

December 31, 			2004 $11,841
				2005  12,917
                                2006   8,611
                                     -------
                                     $33,369

Less amount representing
interest    			       5,569
                                     -------
Net present value of minimum
lease obligations                     27,800
Less current portion                   9,670
                                     -------
Long-term portion                    $18,130
                                     =======

At December 31, 2002 and 2003 respectively property and equipment includes $71,805 and $31,474 in costs related to capital leases. Accumulated depreciation related to these leases was $59,828 at December 31, 2002 and $0 at December 31, 2003. Depreciation expense related to capital leases includes $14,813 and $0 in 2002 and 2003 respectively. The Company wrote off fully depreciated equipment during 2003 related to expired capital leases. Because the Company uses a mid-year convention for depreciation expense it did not record depreciation on the lease that commenced in September 2003.

6) Goodwill

Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets" (FAS 142) which stipulates that goodwill can no longer be amortized. At December 31, 2003 the Company had net unamortized goodwill of $911,140 related to its software reselling business and the acquisition of Maximize IT. In accordance with FAS 142 the Company has and will continue to evaluate its carrying value of goodwill and other intangible assets to determine if there is any impairment in the carrying values. As of December 31, 2003 the Company believes that there is no impairment in the $911,140 carrying value of the goodwill.

December 31, 2002 Balance of Goodwill			$ 544,253

Goodwill from Acquisition of Maximize IT		  366,887

December 31, 2003 Balance of Goodwill			$ 911,140

The Company issued a note payable in the amount of $181,000 and issued 2,000,000 shares of series A preferred stock on January 31, 2003 in connection with the acquisition of Maximize I.T., Inc. The issuance increased preferred stock by $300,000 and debt by $181,000 and was allocated among the assets acquired.

Estimated fair value
	Tangible assets acquired			$181,000
	Liabilities assumed				 (66,887)
	Goodwill					 366,887
                                                        ---------
Purchase price						$481,000



7) Preferred Stock and Common Stock

The Company issued 2,000,000 shares of series A preferred stock on January 31,2003 in connection with the acquisition of Maximize I.T., Inc. and also sold 1,900,000 preferred shares during 2003 primarily to officers. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals the original investment. There are 10,000,000 shares of series A preferred stock authorized of which 5,066,667 have been issued as of December 31, 2003. The Company continues to offer series A preferred shares to certain private investors. During 2003, preferred dividends were paid or accrued totaling $45,895 based upon a preferred value of $760,000 or $.15 per issued preferred share.

8) Litigation

On June 25, 2001, the Company and six former employees or consultants, including three former directors, were named as defendants in litigation captioned Larry Lunan and Susan Lunan v. Mycom Group, Inc., Patricia A. Massey, G. Allan Massey, George W. Young, Joan Carroll, Kenneth R. Hall and Terry Seipelt, filed in the United States District Court for the Southern District of Ohio, in Cincinnati, Ohio. The plaintiffs allege that $300,000 is due them related to a contract dispute and they also seek unspecified damages and attorney fees and costs. The case went to trial in December 2003 and no ruling has been made to date. Management and its counsel believe that a condition precedent to the obligation to make this payment did not occur. Counsel also has stated that it believes the Company's witnesses showed greater credibility than the plaintiff's witnesses during trial. Since management cannot reasonably estimate its financial exposure, if any, no liability has been recorded related to this matter. A contingency exists with respect to this matter, the ultimate resolution of which, cannot presently be determined.



9) Employment and Consulting Agreements


On April 16, 2001, the Company entered into substantially similar employment agreements with Rob R. Bransom, to serve as the Company's Chairman & Chief Executive Officer, James T. Bobbitt, to serve as the Company's President & Chief Operating Officer, (collectively, the "Employees"). The employment agreements provide for a term of three years. The agreements provide for annual salaries of $250,000, and $250,000. In order to reduce operating costs in 2002 and 2003, these executive officers accepted lower levels of compensation and waived any remaining balances due relative to the higher levels of compensation. In 2003, Bobbitt accepted an annual compensation rate of $175,000. In 2003, Bransom accepted a reduced annual compensation rate of of $163,000 for July through December. As a result of this reduction Mr. Bransom's total 2003 compensation was $167,504. Effective January 1, 2004, Bobbitt accepted a compensation rate of $160,000 and Bransom accepted a compensation rate of $120,000 annually. The agreements further provide that the agreements may be terminated for cause. The agreements may also be terminated without cause by the Company that would result in a termination penalty equal to one year of the original base salaries, plus other benefits or bonuses, if applicable.

On February 1, 2003, the Company entered into an employment agreement with Todd Hinners to serve as Vice President of Business development. The agreement provides for a term of two years and an annual salary of $100,000. Effective January 1, 2004, in order to reduce operating costs, Mr. Hinners accepted an annual salary rate of $25,000, and the employment agreement term was extended to December 31, 2007. The agreement further provided that additional compensation would be paid for the company's achievement of quarterly profit goals. No incentive payments occurred in 2003. The agreement provides for termination without penalty for cause. The agreements may also be terminated without cause by the Company which would result in payment of the base salary to the end of the agreement term.

Employment of Clay Lehmann, the Company's Chief Financial Officer and Vice President of Finance terminated on October 29, 2003. Mr. Lehmann was paid compensation and severance in the amount of $117,648 during 2003. Additionally, an accrual of the remaining severance in the amount of $27,000 was made on the books of the Company during 2003. The unpaid but accrued amount is due during January through March of 2004. During February of 2004, Clay Lehmann, exercised 1,000,000 option shares at a price per share of $.025, making a payment of $25,000 to the company.




10) Incentive Stock Options and Warrants


Effective March, 2002 the Company issued incentive stock options for 480,000 common shares to six employees that are exercisable after twelve months at a price of $.04 per share. These options expire on February 28, 2007. During 2002 options for 150,000 of these shares were terminated related to two employees whose employment with the Company ceased. In addition , effective September 24, 2002 the Company issued incentive options for 1,000,000 common shares to its former chief financial officer that are exercisable after 12 months at a price of $.025 per share. These options expire September 23, 2007.

Also, during 2002, a common stock warrant was issued to the Company's bank for 500,000 shares exercisable anytime on or after the earlier of (i) refinancing with a different bank or (ii) an event of default under the Company's loan agreement with the bank. The bank warrant is exercisable at a price of $.03 per share. The Company has been informed by the bank that it shall be released of any obligation under this warrant agreement. The release is to occur upon the pay-off of in-full of the Company's obligations to the bank that is expected to occur on or about April 1, 2004, when the refinancing with First Financial is closed. (See Note 11 Subsequent Events)

On April 30, 2003, the company issued incentive stock options for 500,000 shares to three employees that would be exercisable after twelve months at a price per share of $.035. These options expire May 30, 2008. During 2003, 100,000 shares were terminated related to one of the employees' termination. On December 10, 2003, the company issued incentive stock options for 400,000 shares to three employees that would be exercisable after twelve months at a price per share of $.03. These options expire December 10, 2008. During January of 2004, 50,000 shares were terminated related to one of the employees' termination.

Activity in stock options and warrants were as follows for the years ending December 31, 2002 and December 31, 2003:


                                    Stock    Average    Note 10&11    Average
                                   Options    Price      Warrants      Price
Outstanding 12/31/01                    --                    --
Granted to employees during 2002   480,000    0.040
Granted to officer during 2002   1,000,000    0.025
Granted to bank(See Note 10&11)                          500,000        0.030
Forfeited during 2002             (150,000)   0.040
                                 ----------   -----     ---------       -----
Outstanding 12/31/02             1,330,000    0.030      500,000        0.030

Granted to employees during 2003   900,000    0.033
Forfeited during 2003             (100,000)   0.035
                                 ----------   -----     ---------       -----
Outstanding 12/31/03             2,130,000    0.030      500,000        0.030


11) Subsequent Events

The Company has received a commitment letter from First Financial Bank that will provide the Company with a new borrowing facility to replace Provident Bank, under terms more favorable than exist with the current lending arrangement. The total $1.05M facility shall consist of a revolving line of credit in the amount of $650,000, with an interest rate of prime plus 0.5% and a 7 year term note in the amount of $400,000 with an interest rate priced at prime. The line of credit and note will be collateralized by all business assets and limited assets of certain majority shareholders. The loans shall be guaranteed by the same majority shareholders. Additionally, First Financial will provide the Company with a credit card limit of $100,000 for corporate purchasing purposes. The Company expects to close on the new financing prior to April 1, 2004. Provident Bank has agreed to release the Company of any obligation related to the Warrant Agreement upon closing of the new financing. (See Note 10)

During February of 2004, a holder of an option, Clay Lehmann, granted September 24, 2002, for 1,000,000 at a price per share of $.025, exercised the option, making a payment of $25,000 to the company.




12)Related Party Notes

Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. The Company owes a total of $967,286 as of December 31, 2003 in total on these two debt agreements. Under the terms of the agreements, as amended, monthly payments of $2,040 each will be made through June 1, 2004. Beginning July 1, 2004, each note shall require monthly payments of $10,274 each over the remaining balance over 48 months.

A long-term note was assumed by Mycom as part of the acquisition of Maximize I.T., Inc. on January 31, 2003 in the amount of $181,000. This note calls for 48 monthly payments of $4,167, including interest at 5.22%. This note is collateralized by specific fixed assets included in the acquisition. The note is payable to Lori G. Hinners, spouse of Todd A. Hinners, a director and officer of the Company, and former President of Maximize I.T., Inc. The Company owes $142,012 as of December 31, 2003 on this debt agreement.

During December 2003 a board member provided a subordinated loan in the amount of $200,000 to the Company bearing interest at a rate of 8%. Interest is paid monthly with a balloon payment of $200,000 due in December 2004.

PART III

ITEMS 9-12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Company's Board of Directors currently consists of four persons. Directors are elected to serve for one year, or until the next annual meeting of shareholders, and until their successors are elected and qualified. The Company does not currently have an audit committee due to its loss of an outside board member. The Company plans to elect a replacement for the outside board member position during 2004 and will then have the necessary number of outside board members required for establishment of an audit committee.

       Set forth below is certain information of each Director and executive officer of the Company, including information regarding such person's business experience. The Company's executive officers serve at the discretion of the Board of Directors subject to any contracts of employment.

Name	         Age  Position                                   Director Since

Rob R. Bransom	  62  Director, Chairman & Chief Executive Officer     2001
James T. Bobbitt  56  Director, President & Chief Operating Officer    2001
Todd A. Hinners	  41  Director, Vice President of Business Development 2003
Lance White       50  Director  Outside Director                       2001

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

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 5, 2004, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 3d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each Director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and Directors of the Company as a group. The address of each of the Directors and executive officers listed below is c/o Mycom Group, Inc., 602 Main Street, Suite 1200, Cincinnati, OH 45202.

   Name and Address of            Amount and Nature of          Percentage
     Beneficial Owner            Beneficial Ownership(1)        of Class(2)
---------------------------    ----------------------------    -------------
Rob R. Bransom                         20,669,000 (3)(4)            26.56%
James T. Bobbitt                       20,775,000 (3)(4)            26.70%
Todd A. Hinners                         2,510,000 (4),(5)            3.23%
Lance White                             8,255,000 (4)	            10.61%

All officers and Directors            52,224,000 (4)as a group
                                                 (5 persons)  	     67.1%

         (1)Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

         (2)Based on 72,748,606 common shares and 5,066,667 preferred shares outstanding as of March 5, 2004.

         (3)Messrs. Bransom and Bobbitt each own 50% of Broughton Acquisition, LLC an Ohio limited liability company established in 2001 to acquire 27,000,000 common shares of the Company's stock from certain individual shareholders. Messrs. Bransom and Bobbitt each have voting rights to 13,500,000 shares of the Company through their ownership in Broughton Acquisition, LLC, and such shares are included in the amounts shown.

         (4) Includes 533,333 shares issuable to Mr. Bransom, and 533,333 shares issuable to Mr. Bobbitt, and 2,000,000 shares issuable to Mr. Hinners, and 666,667 issuable to Mr. White on the exercise of currently exercisable preferred shares, series A that are convertible to common shares.

	 (5)Includes 300,000 shares held jointly with spouse.

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

       Based solely on the Company's review of the copies of those reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company believes that, during 2003 all filing requirements applicable to its officers, Directors, and greater than ten percent beneficial owners were complied with.

     The Securities and Exchange Commission promulgated a new ruling effective March 3, 2003 requiring small business issuers to disclose the Company's adoption of a code of ethics for chief executive and financial officers. The company is working with outside counsel to develop an effective code of ethics, to be published in accordance with current filing regulations.

EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 2003, 2002 and 2001, compensation paid by the Company to its Chief Executive Officer and to other executive officers of the Company who received more than $100,000 in compensation during the fiscal year ended December 31, 2003.


                         SUMMARY COMPENSATION TABLE

                                       Annual Compensation           Long-Term Compensation
                            -----------------------------------    --------------------------
Name and                                  Pre-Merger   	                 Other Long-Term
Securities/
Principal Position   Year    Salary($)   Consulting     Bonus($)   Compensation($)  Options #
------------------- ------  ----------  ------------   ---------   ---------------  ---------

Rob R. Bransom,      2003     $167,504      -0-          -0-             -0-		-0-
Chairman & Chief     2002     $203,127      -0-     	 -0-		 -0-		-0-
Executive Officer    2001     $234,432    $75,000 	 -0-		 -0-            -0-

James T. Bobbitt,    2003     $175,008	    -0-          -0-     	 -0-		-0-
President & Chief    2002     $203,127      -0-          -0-             -0-		-0-
Operating Officer    2001     $234,432    $75,000	 -0-		 -0-		-0-




	On April 16, 2001, the Company entered into substantially similar employment agreements with Rob R. Bransom, to serve as the Company's Chairman & Chief Executive Officer, James T. Bobbitt, to serve as the Company's President & Chief Operating Officer, (collectively, the "Employees"). The employment agreements provide for a term of three years. The agreements provide for annual salaries of $250,000 each. In order to reduce operating costs in 2002 and 2003, these executive officers accepted lower levels of compensation. In 2003, Bobbitt accepted a compensation rate of $175,000. In 2003, Bransom accepted a compensation rate of $175,000 for January through June, and a compensation rate of $163,000 for July through December.
Effective January 1, 2004, Bobbitt accepted a compensation rate of $160,000 and Bransom accepted a compensation rate of $120,000 annually. The agreements further provide that the agreements may be terminated for cause. The agreements may also be terminated without cause by the Company that would result in a termination penalty equal to one year of the original base salaries, plus other benefits or bonuses, if applicable.

On February 1, 2003, the Company entered into an employment agreement with Todd Hinners to serve as Vice President of Business development. The agreement provides for a term of two years and an annual salary of $100,000. Effective January 1, 2004, in order to reduce operating costs, Mr. Hinners accepted an annual salary rate of $25,000, and the employment agreement term was extended to December 31, 2007. The agreement further provided that additional compensation would be paid for the company's achievement of quarterly profit goals. No incentive payments occurred in 2003. The agreement provides for termination without penalty for cause. The agreements may also be terminated without cause by the Company which would result in payment of the base salary to the end of the agreement term.



COMPENSATION OF DIRECTORS

        Non-employee Directors receive $1,000 per quarter for meetings of the Board of Directors. Directors who are also employees of the Company receive no additional compensation.

MYCOM RETIREMENT AND STOCK PLANS

	The Company sponsors, for all employees, a qualified retirement plan under section 401 (k) of the Internal Revenue Code, whereby employees can elect to have a portion of their salary deferred. The Company makes a matching contribution based on a percentage that is determined by the Board of Directors. Matching contributions of $22,469 and $11,040 were made for 2002 and 2003,respectively. All such elective deferrals are not subject to current income tax, and are held by a third-party trustee.

       On December 12, 2000, the Company adopted the Mycom Group, Inc. Stock Plan, a non-qualified plan for the issuance of stock and stock options to eligible participants as defined under the Plan. A total of 5,000,000 shares of common stock are reserved for issuance under the Plan. Pursuant to the terms of the Plan, the Board of Directors has exclusive authority to determine the persons receiving shares or options, the amount of such shares or options, the exercise price subject to each option and the time or times at which all or a portion of each option may be exercised, together with all other provisions for the options. Stock awards totaling 936,600 shares have been issued since the inception of the Plan. As of December 31, 2003, stock options granted and remaining exercisable totaled 2,130,000 shares. A Warrant to Purchase 500,000 shares of Common Stock at a price per share of $.03 was issued to The Provident Bank on July 10, 2002. (See Notes 10&11)

Plan category          Number of securities to be      Weighted average       Number of securities remaining
			issued upon exercise of        exercise price of      available for future issuance
		      outstanding options, warrants   outstanding options,
		      and rights as of 12/31/03       warrants and rights
--------------------  -----------------------------   --------------------    ------------------------------
                                 (a)                          (b)                           (c)

Equity compensation
plans approved by
security holders

Equity compensation           2,630,000                     $.03                       1,183,400
security holders

  			      2,630,000                     $.03                       1,183,400



Information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers is provided:

                              Option/SAR Grants in Last Fiscal Year
                                      Individual Grants
------------------------------------------------------------------------------------------
    (a)                 (b)                     (c)                 d)                (e)
------------------------------------------------------------------------------------------
                                             % of Total
                                            Options/SARs
                  Number of Securities       Granted to
                 Underlying Options/SARs  Employees in Fiscal  Exercise or Base   Expiration
   Name               Granted (#)               Year             Price ($/Sh)       Date
---------------  -----------------------  -------------------  ----------------   ----------
Todd Hinners	100,000			13.3%		.035	       5/30/2008


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
 Number   Description
 ------   -----------

2.1 Agreement and Plan of Reorganization, incorporated by reference, Exhibit B-Schedule 13D filed May 7, 2001

2.2	  $587,857.03 Promissory Note from Mycom Group, Inc. to James T. Bobbitt
          Incorporated by reference, Exhibit 2(b) to Form 8-K filed May 2, 2001

2.3	  $587,857.03 Promissory Note from Mycom Group, Inc. to Rob R. Bransom
          Incorporated by reference, Exhibit 2(c) to Form 8-K filed May 2, 2001

2.4       Stock Purchase Agreement, incorporated by reference,
          Exhibit A-Schedule 13D filed May 7, 2001

2.5	  $253,440.99 Promissory Note from Broughton Acquisition,
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
          Incorporated by reference, Exhibit 10.4 to Form 10-K filed
          April 1, 2002

10.5 Asset Purchase Agreement by and among Mycom Group, Inc. (Buyer) and Maximize IT, Inc. (Seller) dated January 31, 2003 (filed herewith)

10.6 Employment Agreement between the Company and Todd Hinners dated February 1, 2003 (filed herewith)

10.7 Promissory Note Payable to Lori Hinners dated February 1, 2003 (filed herewith)

21.1      List of Subsidiaries of the Registrant as of March 18, 2003
          (filed herewith)



(B) During the quarter ended December 31,2003, the Company filed no Reports on From 8-K.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees:
Fees for audit services provided by Schumacher and Associates total approximately $ 34K for 2003 and approximately $ 33K for 2002, including fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB

(2)

Audit Related Fees:

Schumacher and Associates did not bill the Company any audit related fees during 2003 or 2002.

(3)

Tax Fees:

Schumacher and Associates did not bill the Company any tax fees during 2003 or 2002.

(4)

All Other Fees:

Schumacher and Associates did not bill the Company any other fees during 2003 or 2002.

(5)

Audit Committee's Pre-Approval Policies and Procedures

(i)

In the absence of a formal audit committee, the board of directors approves the scope of services and fees of the outside accountants on an annual basis, generally prior to the beginning of the services.


(ii)

The board of directors reviews approved 100% of the fees for the services above.



SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MYCOM GROUP, INC.

                                 By:  /s/ Rob R. Bransom
				 Rob R. Bransom, Chief Executive Officer


	  			 By:  /s/ Carol J. Weinstein____________
	  		         Carol J. Weinstein, Chief Financial Officer

Date:   March 29, 2004



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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 29, 2004


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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 29, 2004


/s/ Carol J. Weinstein_______________________________________
Carol J. Weinstein, Chief Financial Officer









CERTIFICATIONS PURSUANT TO THE SARBANES OXLEY ACT

Certification

	Each of the undersigned officers of the Mycom Group, Incorporated (the "Company"), certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.	the Company's report Form 10-KSB for the annual period ended
        December 31, 2003, as filed with the United States Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2.	the information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

       This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.


March 29,2004					/s/ Rob R. Bransom
					_______________________________________
   				               Chief Executive Officer


March 29,2004				       /s/ Carol J. Weinstein
				        _______________________________________
					       Chief Financial Officer

     	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.





Exhibit 10.5

ASSET PURCHASE AGREEMENT


	This Asset Purchase Agreement (the "Agreement") is made effective as of February 1, 2003 by and among MAXIMIZEIT, INC., an Ohio corporation d/b/a Maximize I.T. ("Seller"); MYCOM GROUP, INC., a Nevada corporation ("Purchaser"), and LORI G. HINNERS and TODD HINNERS (Individually, a "Guarantor" and collectively, the "Guarantors").

	RECITALS:

	Seller is engaged in the business of software sales and marketing, technical solutions, applications and design (the "Business"). Seller desires to sell, convey and assign to Purchaser, and Purchaser desires to purchase, assume and acquire certain assets and liabilities of Seller, upon the terms and subject to the conditions set forth in this Agreement.

	Lori G. Hinners owns 100% of the issued and outstanding shares of capital stock of Seller and desires that Seller enter into this Agreement. Todd Hinners is the Chief Executive Officer of Seller and desires that Seller enter into this Agreement.

	NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties hereto agree as follows:

ARTICLE I

ACQUISITION OF ASSETS

1.1	Assets to be Conveyed.

	On the terms and subject to the conditions set forth in this Agreement and in the Bill of Sale in the form of Exhibit A attached hereto (the "Bill of Sale"), the Assignment and Assumption Agreement in the form of Exhibit B attached hereto (the "Assignment and Assumption Agreement"), and the Intellectual Property Assignment Agreement in the form of Exhibit C attached hereto (the "Intellectual Property Assignment"), Seller shall, on the Closing Date, convey, transfer, assign, sell and deliver to Purchaser, free and clear of any liens, security agreements, options, claims, restrictions, encroachments, defects in title, easements, pledges, mortgages, conditional agreements, charges or encumbrances of any kind or nature whatsoever (individually, a "Lien" and collectively, "Liens"), save and except for the lien of the Promissory Note and Security Agreement described in Section 1.3(e) below, and Purchaser shall acquire, accept and purchase, all right, title and interest in and to all of the tangible and intangible assets being used by Seller in Seller's Business (the "Purchased Assets"), save and except for assets retained by Seller as set forth in Section 1.2 below (the "Excluded Assets"). The Purchased Assets shall include, but are not limited to, the following:

	(a)	All accounts receivable and other rights to payment from clients or customers of Seller and the full benefit of all security for such accounts or rights to payment, including all trade accounts receivable representing amounts receivable in respect of goods shipped or products sold or services rendered to customers of Seller ("Seller's Trade Receivables"), all other accounts or notes receivable of Seller and the full benefit of all security for such accounts or notes, and any claim, remedy or other right related to any of the foregoing (collectively the "Accounts Receivable") except for that certain receivable from Chad Mattix;

	(b)	All inventories of Seller, wherever located, including all
finished goods, work in process, raw materials and other materials and supplies to be used or consumed by Seller in the production of finished products (the "Inventory");

	(c)	Prepaid expenses and deposits (the "Prepaid Expenses"), but
specifically excluding those prepaid expenses and deposits listed on Schedule 1.1(c), attached hereto;

	(d)	All furniture and fixtures, computer equipment and operating software, other equipment and leasehold improvements used in connection with the operation of the Business and any other items of tangible personal property owned by Seller and used in the conduct of the Business (the "Fixed Assets"), including those set forth on Schedule 1.1(d) attached hereto;

	(e)	All customer and client service agreements of the Business,
whether written or oral, including but not limited to those listed on Schedule
 1.1(e)(i) (the "Service Agreements"); and all purchase orders, supplier agreements and contract rights and agreements of the Business, whether written or oral, including but not limited to those listed on Schedule 1.1(e)(ii), (the "Administrative Agreements"). The Service Agreements and the Administrative Agreements may be collectively referred to as the "Assigned Contracts."

	(f)	All intangible property of Seller used in or otherwise relating to the operation of the Business, including, without limitation, all client and customer lists, software products, copyrights, trade marks, patents, service contracts, names, technology, (patented and unpatented), rights, license agreements, permits, good will, non-compete agreements, the names "Maximizeit" and "Maximize I.T.", and all Intellectual Property as defined in Section 5.17, below (the "Intellectual Property").

	(g)	All office supplies, client and customer files, business
records, administrative documents, advertising materials, catalogues, sales literature and displays and manuals used in the Business;

	(h)	All sales records and sales data of the Business and copies of the accounting records of the Business for the last three (3) years; and

	(i)	All of Seller's telephone and facsimile numbers used exclusively in the Business.

1.2	Assets Retained by Seller.

	The Purchased Assets shall not include, and Seller shall retain, the following assets and properties owned by Seller (the "Excluded Assets"):

	(a)	All of Seller's cash,including cash received as prepayments on
Service Agreements, work for which is to be performed by Purchaser as an Assumed Liability following the Closing;

	(b)	Except as provided in Section 1.1(g) or (h), any of Seller's corporate minute books, stock books, income tax returns, financial records and other tax and related records of Seller; and

	(c)	That certain receivable from Chad Mattix.

1.3	Assumed Liabilities.

	On the Closing Date, Purchaser will assume only the Assumed Liabilities. For purposes hereof, "Assumed Liabilities" shall mean only the following liabilities:

	(a)	Seller's trade accounts payable incurred in the ordinary course of business prior to the Closing ("Seller's Trade Payables"); and

	(b)	All obligations to perform and provide services under the
Assigned Contracts (even though Seller may have received prepayments on such Assigned Contracts for services to be provided after the Closing Date), solely to the extent arising after the Closing Date.

	(c)	Seller's rent obligation of $2,602.00 per month plus common area maintenance charges for the months from February 1, 2003 through May 31, 2003 under Seller's lease for the property at 110 Boggs Lane, Suite 301, Cincinnati, Ohio 45246; provided, however, Purchaser is assuming no other obligations of Seller under said lease agreement.

	(d)	Seller's liability to pay state sales taxes charged and
collected on the Accounts Receivable acquired by Purchaser pursuant to Section 1.1(a), above.

	(e)	Seller's obligations to Lori G. Hinners under that certain
Promissory Note dated February 1, 2003, in the principal amount of $181,131.20, a copy of which is attached as Exhibit D (the "Promissory Note"), and Seller's obligations to Lori G. Hinners under that certain Security Agreement dated February 1, 2003, a copy of which is attached as Exhibit E (the "Security Agreement"), securing the payments due under the Promissory Note described on Exhibit D.

1.4	Excluded Liabilities.

	Except for the Assumed Liabilities, Purchaser shall not be obligated pursuant to this Agreement or otherwise to assume and is not and will not be liable for, any liabilities, obligations or commitments of Seller of any nature whatsoever, including, but not limited to the following (the "Excluded Liabilities"):

	(a)	Any liabilities or obligations pursuant to the Assigned
Contracts which relate to any period on or prior to the Closing Date;

	(b)	Any liabilities, obligations or commitments not related to the
Business;

	(c)	Any liability or obligation with respect to any taxes of Seller, or any liability with respect to taxes imposed on or against the Purchase Assets or the Business which relate to any period on or before the Closing Date, except for the sales tax obligation assumed by Purchaser on the Accounts Receivable as described in Section 1.3(d), above;

	(d)	All liabilities or expenses to be borne by Seller hereunder;

	(e)	Any liability or obligation arising out of the employment by
Seller, whether before or after the Closing Date, of any employee thereof and/or Seller's Employee Benefit Plans (as defined in Section 5.16 hereof);

	(f)	Any liability of Seller relating to any litigation, arbitration, mediation or other suit, agency proceeding, audit or investigation, notice of violation or any such action which may be asserted in the future relating to, resulting from, caused by, or arising out of the ownership, operation or control of the Business or the Purchased Assets on or prior to the Closing Date;

	(g)	Any liability or obligation arising out of the retention by
Seller, whether before or after the Closing Date, of any agents or independent contractors unless included in Seller's Trade Payables;

	(h)	Any liability or obligation of Seller owed to any stockholder, subsidiary or affiliate thereof except for the obligations under the Promissory Note and Security Agreement;

	(i)	Any liability or obligation relating to or arising out of any breach by Seller of any agreement resulting from the consummation of the transactions contemplated hereby;

	(j)	Any liabilities or obligations under all laws, statutes, rules, regulations, ordinances and other requirements of governmental authorities, or judicial or administrative orders, decrees or decisions relating to, resulting from, caused by, or arising out of the ownership, operation or control of the Business or the Purchased Assets on or prior to the Closing Date;

	(k)	All claims, suits, causes of action, consumer complaints,
product liability actions and other litigation, arbitration or mediation by anyone relating to any asset of or product or item sold by Seller prior to the Closing Date; except for any claims resulting from services or work performed for compensation prior to the closing of this Agreement by a Mycom Group, Inc. employee acting as a subcontractor of Seller.

	(l)	Any liabilities arising from the ownership, use or operation by
Seller of the Purchased Assets or any premises of Seller or its operation of the Business, in each case, prior to the Closing Date; and

	(m)	Any other liabilities of Seller arising prior to the Closing
Date, whether accrued, absolute, contingent or otherwise except as set forth in
Section 1.3.

1.5	Assigned Rights.

	Seller shall assign to Purchaser all of Seller's rights relating to Purchased Assets including, but not limited to, the right to complete any and all orders and/or contracts, subject to consents where required, relating to Purchased Assets. Seller agrees to assign to Purchaser all of Seller's rights and interest in and to such orders, contracts and other agreements described herein and all other benefits associated therewith. Seller and Purchaser further agree to use commercially reasonable efforts to obtain the necessary and appropriate consent from any third party for the assignment of such rights and agreements as may be reasonably requested by Purchaser.

1.6	Satisfaction of Liabilities by Seller.

	In order to preserve for Purchaser the opportunity to maintain good relations with vendors, suppliers, trade creditors, customers and clients of the Business, Seller agrees to pay or otherwise satisfy and discharge in accordance with their terms all liabilities and obligations (except Assumed Obligations) owed to third parties prior to the Closing relating to the Business. Seller may contest any such liability or otherwise negotiate terms for the payment of such liabilities provided such contest or negotiations shall not result in any Lien on any Purchased Asset or materially and adversely interfere with Purchaser's operation of the Business before the Closing.









ARTICLE II

CONSIDERATION TO BE PAID BY PURCHASER

2.1	Purchase Price.

	As consideration for the purchase of the Purchased Assets, the covenant-not-to-compete agreement and other agreements and undertakings set forth herein and subject to Section 2.3, the Purchaser shall:

	(i) 	issue to Seller 2,000,000 shares of the Purchaser's Preferred
Shares, which shares shall be subject to the terms and conditions set forth on Exhibit E, attached hereto and made a part hereof; and

	(ii)	assume the Assumed Liabilities.

	The sum of items (i) and (ii) shall be referred to as the "Purchase Price." No other purchase price other than the amount described in this
Section 2.1 shall be paid or payable by Purchaser in respect to the transactions contemplated herein.

2.2	Payment of Purchase Price.

	The Purchase Price shall be paid as follows:

		(i)	With regard to the Assumed Liabilities, the Purchaser
shall assume the Assumed Liabilities at the time of Closing; and

		(ii)	At the Closing, the Purchaser shall issue to Seller the
Preferred Shares.

2.3	Adjustment of Purchase Price.

	(a)	At the Closing, Seller shall provide on Schedule 2.3 a complete, accurate and detailed list of all of Seller's Trade Payables and Seller's Trade Receivables. If Seller's Trade Receivables are equal to or greater than Seller's Trade Payables, there shall be no adjustment in the Purchase Price. If Seller's Trade Receivables are less than Seller's Trade Payables, then the number of Purchaser's Preferred Shares to be received by Seller as part of the Purchase Price set forth in Section 2.1(i) above shall be reduced. The reduction in the number of Purchaser's Preferred Shares to be received by Seller shall be determined by dividing by $.15 the amount by which (i) the total of Seller's Trade Payables exceeds (ii) the total amount of Seller's Trade Receivables actually received by Purchaser. The parties acknowledge that no adjustment is required at the Closing.

	(b)	Not later than 120 days after the Closing Date (the "Post
Closing Date"), Purchaser shall determine the accuracy of the information set forth on Schedule 2.3, including the exact amount of Seller's Trade Receivables and Seller's Trade Payables (including the Seller's Trade Receivables contained on Schedule 2.3 that have been collected by the Post Closing Date, but excluding the Seller's Trade Receivables contained on Schedule 2.3 that have not been collected by the Post Closing Date). If the Seller's Trade Receivables actually collected by the Post Closing Date ("Collected Receivables") are less than the total Seller's Trade Receivables listed on Schedule 2.3, and the amount of Collected Receivables are less than Seller's Trade Payables, then the Seller and Purchaser shall recalculate the adjustment to the Purchase Price described in Paragraph (a) of this Section 2.3, using instead of the Seller's Trade Receivables listed on Schedule 2.3, the actual Collected Receivables. If as a result thereof, the number of Purchaser's Preferred Shares to be received by Seller is less than the number distributed to Seller at the Closing, then Seller shall return to Purchaser that number of Purchaser's Preferred Shares required for a correct Purchased Price adjustment as described in Paragraph (a) of this
Section 2.3.

ARTICLE III

CLOSING

3.1	Closing

	Closing of the sale and purchase of the Purchased Assets hereunder (the "Closing") shall occur on or before January 31, 2003 at 10:00 a.m. at the offices of Lindhorst & Dreidame Co., LPA, 312 Walnut Street, Suite 2300, Cincinnati, OH 45202 (the "Closing Date"), effective as of the opening of business on February 1, 2003.

ARTICLE IV

ALLOCATION

4.1	Allocation of Purchase Price.

	The Purchase Price shall be allocated among the Purchased Assets by Seller and Purchaser in accordance with Schedule 4.1. Seller and Purchaser agree to be bound by such allocation of the Purchase Price and to file their respective tax returns accordingly.

ARTICLE V

REPRESENTATIONS AND WARRANTIES OF SELLER AND GUARANTORS


	Seller and Guarantors hereby jointly and severally represent and warrant to Purchaser that, except for changes specifically contemplated by this Agreement, the following statements are true and correct as of the date hereof and shall remain true and correct as of the Closing as if made again at and as of that time:

5.1	Organization; Qualification to do Business; Authorization and Validity
of Agreement.

	Seller is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Ohio and has full power and authority to conduct the Business as it is now being conducted and own and operate the properties and Purchased Assets now owned and operated by Seller in the conduct of the Business. Seller is duly qualified to do business as a foreign corporation, and is in good standing, in every jurisdiction so required for Seller's Business. The execution and delivery of this Agreement and all of the documents contemplated hereby (collectively, the "Transaction Documents") and the performance by Seller of its obligations under the Transaction Documents have been duly authorized by all necessary corporate action, and this Agreement is a valid and binding obligation of Seller enforceable against it in accordance with its terms. Seller has no subsidiaries.

5.2	Conflict or Violation.

	Neither the execution and delivery of this Agreement nor the performance by Seller of any of its obligations hereunder nor the consummation of any of the transactions contemplated hereby will (a) violate or conflict with any contract, lease, loan agreement, mortgage, security interest, trust indenture or other agreement or instrument to which Seller is a party or by which Seller or any of its properties, including, but not limited to, any of the Purchased Assets now being utilized in the conduct of the Business, is or may be bound; (b) violate or conflict with any provision of Seller's Articles of Incorporation or other organizational documents or any applicable law, rule or regulation or any order or decree of any court or other agency of government; (c) be prevented, limited by or be in conflict with or result in a breach of or default under any indenture, agreement or other instrument to which Seller is a party or by which Seller or any of its properties (including, but not limited to the Purchased Assets) now utilized in the conduct of the Business is bound; (d) result in the creation or imposition of any Lien of any nature on the Purchased Assets; or
(e) result in the cancellation, modification, revocation or suspension of any license, permit, franchise, authorization, certificate, registration, qualification or approval (a "Permit") issued or granted to Seller with respect to the Business or the Purchased Assets by any governmental authority, and any pending applications therefore.

5.3	No Consent.

	No consent, approval or authorization of, designation, declaration or filing with, any governmental authority on the part of Seller is required as a condition to the valid execution and delivery of this Agreement by Seller for the sale of the Purchased Assets pursuant to this Agreement.



5.4	Financial Statements.

	Seller has furnished to Purchaser the following financial statements and information for the Business for the periods indicated:

	(i)	The unaudited balance sheet as of December 31, 2001;

	(ii)	The unaudited profit & loss statement for the period ending
December 31, 2001;

	(iii)	The unaudited balance sheet as of December 31, 2002;

	(iv)	The unaudited profit & loss statement for the twelve (12)
months ended December 31, 2002; and

	(v)	The Monthly Recurring Invoices Statement.

	Items (i) through (v) are referred to as the "Financial Statements" and are included as Schedule 5.4.

	The Financial Statements and all information therein are true, correct and complete in all material respects and present fairly the financial condition of the Business at the dates and for the periods indicated. There has been no material change in the monthly recurring invoices since the date of the Monthly Recurring Invoices Statement included with the Financial Statements. The list of Seller's Trade Payables and Seller's Trade Receivables as listed on Schedule 2.3 are true and correct in all material respects. Since December 31, 2002, there has been no material adverse change in the financial condition, assets, liabilities, obligations or business of the Business.

5.5	Taxes.

	All tax returns required to be filed by Seller before the Closing Date in respect of Seller's Business and the Purchased Assets have been (or will have been by the Closing Date) filed, and all such returns are correct and complete in all material respects, and Seller has (or will have by the Closing Date) paid or otherwise adequately reserved for the payment of all taxes required to be paid in respect of the periods covered by such returns and has (or will have by the Closing Date) adequately reserved for the payment of all taxes with respect to periods ended on or before the Closing Date for which tax returns have not yet been filed. All taxes of Seller relating to the Purchased Assets have been paid or adequately provided for and Seller does not know of any proposed additional tax assessment against it relating to the Purchased Assets. Seller has withheld and paid all taxes required to be withheld and paid with respect to amounts paid or owing to any employee, creditor, independent contractor or third party. None of the Purchased Assets is subject to any Lien with respect to taxes, other than taxes not yet due and payable. As used herein, "taxes" shall mean all federal, state, local and foreign taxes, including any interest, penalties or additions thereto whether disputed or not.

5.6	Adverse Developments.

	(a)	Since December 31, 2002, there has not been:

		(i)	any material adverse change in the business, operation,
properties, assets, condition (financial or other) or prospects of the Business, or any event that has had or is reasonably likely to have a material adverse effect on the Business or on Seller's ability to satisfy the indemnification obligations under Article 11 hereof; or

		(ii) any material loss, damage, destruction or other casualty to the Purchased Assets (whether or not insurance awards have been received or guaranteed).

	(b)	Since December 31, 2002, Seller has operated the Business in the ordinary course of business and consistent with past practice, and has not:

		(i)	mortgaged, pledged or subjected to any Lien any of the
Purchased Assets except for Liens arising in the ordinary course of business that do not, individually or in the aggregate, interfere materially with the use, operation, enjoyment or marketability of any of the Purchased Assets;

		(ii) defaulted on any material obligation relating to the operations of the Business;

		(iii) entered into any transaction material to the Business or related to the Business, except in the ordinary course of business and consistent with past practice; or

		(iv) entered into any agreement or made any commitment to do any of the foregoing.

5.7	Title To Assets.

	Seller has the sole and exclusive right, good and marketable title to and interest in and to all of the Purchased Assets, free and clear of all Liens (statutory or otherwise) except for the Lien created by the Security Agreement. No other person has any right, title or interest in any Purchased Assets, and each of the schedules, if any, referenced in Section 1.1 hereof is true, correct and complete in all respects. As of the Closing Date, no financing statement pursuant to the applicable uniform commercial code of the state at issue with respect to any Purchased Assets has been filed in any jurisdiction and Seller has not signed any such financing statement or security agreement authorizing such a filing, in each case, except for any financing statement filed in conjunction with the Security Agreement.

5.8	Real Property.

	Schedule 5.8 contains a copy of each real property lease (whether written or oral) entered into by Seller (a "Real Property Lease"). No sublease exists with respect to any Real Property Lease and Seller is in possession of the premises to which such Real Property Lease relates. None of the parties to any Real Property Lease is in material default thereunder. Purchaser is not obligated to assume any obligation of Seller under any Real Property Lease, except, as provided in Section 1.3(c), Purchaser has agreed to pay Seller's rent obligation of $2,602.00 per month plus common area maintenance charges for the period from February 1 through May 31, 2003.

 5.9	Power of Attorney.

	Seller has granted no irrevocable power of attorney to any individual, corporation, limited liability company, partnership, joint venture, association, joint-stock company, trust, or any other unincorporated organization or governmental authority for any purpose whatsoever which relates to the Purchased Assets or the Business.

5.10	Compliance with Laws.

	The operations of the Business have been conducted in accordance with all applicable laws, statutes, rules, regulations, orders and other requirements of all courts and other governmental authorities. Seller has not received notice of any violation of any law, regulation, order or other legal requirement, and Seller is not in default with respect to any order, writ, judgment, award, injunction or decree of any federal, state or local court or governmental authority or arbitrator, domestic or foreign, applicable to the Business or any of the Purchased Assets. Seller has no knowledge of any proposed change in any such laws, rules or regulations (other than laws of general applicability) that will materially and adversely affect the transaction contemplated by this Agreement or all or part of the Business or Purchased Assets.

5.11	Litigation.

	There is no suit, action, claim, legal or administrative, arbitration, or other proceeding or governmental investigation pending or, to the knowledge of Seller threatened against Seller which would materially and adversely affect the conduct of the Business or the Purchased Assets or the transactions contemplated hereby.

5.12	Environmental Matters.

	Seller has obtained, maintained in effect and is in compliance with all permits, if any, required under all environmental laws and is and has in the past been in compliance with all environmental laws. Seller has not performed or suffered any act which would give rise to, or has otherwise incurred, liability to any person (governmental or otherwise) under any environmental laws, nor has Seller received notice of any such liability or any claim therefore or submitted notice pursuant to any law or regulation to any governmental agency with respect to any of its assets, in each case, to the extent relating to the Business or Purchased Assets. No hazardous substance, hazardous waste, contaminant, pollutant or toxic substance (as such terms are defined in any applicable environmental law, ("Hazardous Materials") has been released, placed, dumped or otherwise come to be located on, at, beneath or near any of the Purchased Assets or any surface waters or ground waters thereon or thereunder. There is no litigation or other proceeding or investigation pending, or to the knowledge of Seller, threatened against the Business or the Purchased Assets under any environmental laws or relating to health, safety, or Hazardous Materials, and Seller does not know of any basis for such litigation, proceeding or investigation. Seller has not received any notice of violation or potential liability under any environmental laws or any complaint with respect to any environmental condition at any premises owned or leased by Seller as of the date hereof or at any time in the past. Seller has not entered into any agreement pursuant to which Seller has assumed the liability of any other person under environmental laws with respect to the Business.

5.13	Inventory.

	The inventory purchased by Purchaser hereunder is of a quality that is usable and saleable in the normal course of the Business.

5.14	Fixed Assets.

	Schedule 1.1(d) attached hereto constitutes a true and complete list of all Fixed Assets being purchased by Purchaser hereunder. Such Fixed Assets are in good operating condition, subject to ordinary wear and tear, and are free from any material defect, and are located on the premises currently leased by Seller or, in the case of certain computer equipment, at Level (3) Co-Location facility. Seller has good title, free and clear of all title defects and objections other than the Security Agreement, to the Fixed Assets.

5.15	Licenses, Permits and Approvals.

	Seller possesses all licenses, permits and approvals necessary or required to own, lease and operate the Business and the Purchased Assets as now conducted. None of the operations of the Business are being conducted in a manner that violates any of the terms and conditions under which any license, permit or approval was granted. There are no licenses, permits or approvals other than those set forth on Schedule 5.15 attached hereto that are material to the ownership or operation of the Business or the Purchased Assets are necessary or required for Purchaser to own the Purchased Assets and operate the Business after the Closing Date.

5.16	Employee Benefits.

	Schedule 5.16 is a complete list of all "employee benefit plans" as defined by Section 3(3) of the ERISA (collectively the "Employee Benefit Plans") that are maintained or contributed to by Seller. Seller is not now and has not been a contributing employer under any multi-employer pension plan as defined in Section 3(37) of ERISA. All contributions required to be made under any Employee Benefit Plan for current or former employees has been timely made. Seller has, at all times, complied, and currently complies, in all material respects with the applicable continuation requirements for its welfare benefit plans, including Section 4980B of the Internal Revenue Code (as well as its predecessor provision, Section 162(k) of the Code) and Section 601 through 608, inclusive, of ERISA, which provisions are hereinafter referred to collectively as "COBRA." At and following the Closing, Purchaser will have no obligation to contribute to, nor any liability in respect of any Seller Employee Benefit Plan and Seller shall indemnify and hold Purchaser harmless from any such liability under any Seller Employee Benefit Plan.

5.17	Intellectual Property.

	(a) Except as set forth on Schedule 5.17(a) attached hereto, Seller owns all right, title and interest in and to, or has a valid right or license to use which is not currently terminable by any one other than Seller, all Intellectual Property (as defined below) ever used in, developed under, worked on or tested in connection with, marketed in connection with, or in any way related to the Business prior to the Closing Date (the "Material Intellectual Property") Without limitation, Material Intellectual Property includes all Intellectual Property related to any software products ever used, developed, worked on, tested, or marketed in connection with the Business. No licenses or permissions from third parties or releases of third party rights in respect of any Material Intellectual Property are necessary for consummation of the transactions contemplated by this Agreement. Seller has never granted any right, title, or interest that is inconsistent with those granted under this Agreement, and Seller has never granted any right, title, or interest to any Intellectual Property to any other party.

	(b)	Seller has not interfered with, infringed upon, misappropriated or violated any Intellectual Property Rights of any third parties in any material respect. Seller has not in the ten (10) years preceding the date of this Agreement received any charge, complaint, claim, demand or notice alleging any such interference, infringement, misappropriation or violation (including any claim the Seller must license or refrain from using any Intellectual Property rights of any third party), nor has any action, suit or proceeding been instituted against Seller in the ten (10) years preceding the date of this Agreement in respect of the same. No third party has interfered with, infringed upon, misappropriated or violated any Intellectual Property rights of Seller. None of the rights of Seller in or to any Material Intellectual Property will be adversely affected by execution or delivered of this Agreement by Seller or by full performance by Seller of any of the obligations of Seller hereunder.

	(c)	Schedule 5.17(c) attached hereto identifies each patent or
trademark or copyright registration which has been issued to Seller with respect to any of its Intellectual Property, identifies each pending, patent application or application for trade mark or copyright registration in any jurisdiction which Seller has made with respect to any of its Intellectual Property, and identifies each material license, agreement, or other permission which Seller has granted to any third party with respect to any of its Intellectual Property (together with any exceptions). Seller has delivered to Purchaser correct and complete copies of all such patents, trademark or copyright registrations, applications, licenses, agreements and permissions (as amended to date).
Schedule 5.17(c) identifies each material trademark or unregistered trademark used by Seller in connection with the Business. With respect to each item of Intellectual Property required to be identified on Schedule 5.17(c) attached hereto:

		(i)	Seller possesses all right, title and interest in and
to the item, free and clear of any Lien, license or other restriction;

		(ii) The item is not subject to any outstanding injunction, judgment, order, decree, ruling, charge, stipulation or agreement;

		(iii) No action, suit, proceeding, investigation, charge, complaint, claim or demand is pending or is or has been threatened or made which challenges the legality, validity, enforceability, use or ownership of the items;

		(iv) Seller has not agreed to indemnify any person for or against any claim, interference, infringement, misappropriation, or other conflict with respect to the items; and

		(v)	  Seller has not entered into any agreement granting
any third party the right to bring infringement actions with respect to, or otherwise to enforce rights with respect to, the item.

	(d)	Schedule 5.17(d) attached hereto identifies each item of
Material Intellectual Property that any third party owns and that Seller uses pursuant to license, sublicense, agreement or permission and identifies the license, sublicense, agreement or permission corresponding to each item. Seller has delivered to Purchaser correct and complete copies of all such licenses, sublicenses, agreements and permissions (as amended to date). Seller has full right, power and authority to assign each such license, sublicense, agreement and permission to Purchaser. With respect to each item of Intellectual Property required to be identified on Schedule 5.17(d) attached hereto:

		(i)	the license, sublicense, agreement or permission
covering the item is legal, valid, binding, enforceable and in full force and effect in all material respects, and the consummation of the transactions contemplated by this Agreement will not materially conflict with or breach any such license, sublicense, agreement or permission;

		(ii)	  to the knowledge of Seller, no party to the
corresponding license, sublicense, agreement or permission is in material breach or default and no event has occurred which with notice or lapse of time would constitute a material breach or default or permit termination, modification or acceleration thereunder;

		(iii) no parties of the corresponding license, sublicense, agreement or permission has repudiated any material provision thereof; and

		(iv) Seller has not granted any sublicense or similar right with respect to the corresponding license, sublicense, agreement or permission.

	(e)	All Material Intellectual Property owned by Seller is valid, enforceable and subsisting. Seller has the exclusive right to file, prosecute and maintain all patent applications and other applications to register such Material Intellectual Property, and has the exclusive right to maintain all patents and other registrations in respect of such Material Intellectual Property. None of the patents or patent applications listed on Schedule 5.17(c) attached hereto is subject to a statutory bar under 35USC Article 102(b).

	(f)	Seller has paid all fees, annuities and other payments which have heretofore become due from Seller to any governmental entity in respect of the Material Intellectual Property and has taken all reasonable steps to prosecute and maintain the same.

	(g)	Seller has not transferred title in or to any copy of any
material computer programs or software, including source code, object code, data and data bases developed or distributed (to the extent title was acquired) by it. No Material Intellectual Property, including without limitation material computer programs and software, has been supplied by Seller to any third party except pursuant to a binding license prohibiting further distribution and disclosure. All computer programs and software which are distributed by Seller
(i) conform in all material respects with all specifications conveyed to its customers or other transferees, and (ii) are operative for their intended purposes free of any material defects or deficiencies.

	(h)	No current or former employee, independent contractor or
consultant of Seller has any interest in any Material Intellectual Property.

	(i)	With regard to Seller's Mailmax product, the third party
licenses utilized therewith, complete copies of which are attached as Schedule 5.17(i), are transferable to Purchaser without licensor's consent and Seller is in compliance with all terms and conditions of such license agreements.

	(j)	For purposes of this Agreement, "Intellectual Property" means the following: (a) any and all inventions, developments, improvements, discoveries, know-how, concepts and ideas, whether patentable or not in any jurisdiction and whether or not reduced to practice; (b) any and all patents and patent applications (including without limitation reissues, re-examinations, continuations, divisions, continuations-in-part, extensions, revisions and counterparts thereof in any jurisdiction), patent disclosures, revalidations, industrial designs, industrial models and utility models; (c) any and all trademarks, service marks, certification marks, logos, trade dress, trade names, corporate names, brand names, domain names and all other indicia of origin (whether registered or unregistered), including all good will associated therewith and all applications and registrations therefore in any jurisdiction and any extension, modification or renewal of any of such application or registration; (d) any and all copyrights, copyright registrations and applications for registration of copyrights in any jurisdiction, and any renewals or extensions thereof; (e) any and all writings and other works of authorship, whether copyrighted, copyrightable or not in any jurisdiction; (f) any and all non-public information, trade secrets and proprietary or confidential information (including without limitation ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information and business and marketing plans and proposals) and rights in any jurisdiction to limit the use or disclosure thereof by any person; (g) any and all other intellectual property or proprietary rights; (h) any and all agreements, licenses, immunities, covenants not to sue and the like relating to any of the foregoing; (i) any and all copies and tangible embodiments of any of the foregoing (in whatever form or meaning); and (j) any and all claims or causes of actions arising out of or related to any infringement or misappropriation of any of the foregoing.

5.18	Contracts and Commitments.

	Seller has, prior to the date of this Agreement, delivered to Purchaser true, accurate and complete copies of each Assigned Contract and any and all amendments or modifications thereto. Each Assigned Contract is in full force and effect and neither Seller nor any other party thereto is in material default of any obligation under any such Assigned Contract.

5.19	Seller's Trade Receivables.

	All Seller's Trade Receivables that are reflected on Schedule 2.3 or on the accounting records of Seller as of the Closing Date represent or will represent valid obligations arising from sales actually made or services actually performed by Seller in the ordinary course of business. Except to the extent paid prior to the Closing Date, such Seller's Trade Receivables are or will be as of the Closing Date collectible.

5.20	Seller's Trade Payables and other Obligations.

	 Only those expenses related to current operations and arising from purchasing of merchandise, materials, services or supplies in the ordinary course of business are included in Seller's Trade Payables. Since December 31, 2002, payment of Seller's Trade Payables has been made only in the ordinary course of business using exactly the same payment cycles as employed by Seller on or prior to December 31, 2002 in distributing funds and payment of Seller's Trade Accounts Payables. At the Closing, Seller's Trade Receivables will exceed Seller's Trade Payables by at least $20,000.



5.21	Customers and Clients.

	Except as set forth on Schedule 5.21, since December 31, 2002, no customer or client of Seller relating to the Business has terminated, decreased materially, or threatened to terminate or decrease materially its usage or purchase of the services or products of Seller. Neither Seller nor any Guarantor has knowledge that such customers intend to cancel or decrease materially their usage or purchase of services or products of Seller.

5.22	Employees.

	(a) Schedule 5.22(a) sets forth a complete list of all current employees of Seller, the annual salary of each such employee, and the accrued, unused vacation of each employee. Schedule 5.22(a) lists all written agreements concerning the employment of any individual employed by the Seller in the Business. Seller has made available to Purchaser copies of all such written agreements identified in Schedule 5.22(a). If a written agreement is not provided for any employee, the employee is an employee at will.

	(b) There is no "M&A qualified beneficiary," as that term is defined in Treasury Reg. Article 54.4980B-9, Q&A4(a), or any other current or former employee of Seller or any spouse or dependent of a current or former employee of Seller who is entitled to COBRA benefits either prior to or as a result of this Agreement, and Purchaser shall have no obligation to provide COBRA benefits for any M&A qualified beneficiary or any current or former employee of Seller or any spouse or dependent of a current or former employee of Seller as a result of this Agreement.

	(c) During the preceding twelve (12) months, no employee or former employee of Seller has made any claim against Seller (whether under federal, state or local law) under any employment agreement, or otherwise, on account of or for: (i) overtime pay, other than overtime pay for the current payroll period; (ii) wages or salary for any period other than the current payroll;
(iii) vacation or time off (or pay in lieu thereof), other than earned with respect to the previous twelve (12) month period; or (iv) wrongful termination, severance, harassment or discrimination. Seller has been and will be through the time of Closing in compliance with all federal, state and local laws, ordinances and regulations relating to employment and employment practices at Seller's Business, and all employee benefit plans and tax laws relating to employment at Seller's Business, except where such noncompliance would not have a materially adverse effect on the Business after Closing or on Purchaser.

5.23	Deferred Revenue

	Seller's deferred revenue (revenue received for products to be provided and services to be rendered by Seller at the time of Closing, including but not limited to blocks of time and prepaid managed services) shall not exceed the amount of deferred revenue reported on Seller's December 31, 2002 balance sheet contained on Schedule 5.4.

5.24	Disclosure

	No representation or warranty or other statement made by Seller in this Agreement contains any untrue statement or omits to state a material fact if necessary to make any of them, in light of the circumstances in which it was made, not misleading.

ARTICLE 6

REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser represents and warrants to Seller and Guarantors as follows:

6.1  Organization and Good Standing

	Purchaser is a corporation duly incorporated and validly existing and in good standing under the laws of Nevada, with full corporate power and authority to conduct its business as it is now conducted.

6.2  Authority; No Conflict

	(a)	This Agreement constitutes the legal, valid and binding
obligation of Purchaser, enforceable against Purchaser in accordance with its terms. The execution and delivery of this Agreement and the performance by Purchaser of its obligations under this Agreement have been duly authorized by all necessary corporate action, and this Agreement is a valid and binding obligation of Purchaser enforceable against it in accordance with its terms, except its enforceability of this Agreement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally.

	(b)	Neither the execution and delivery of this Agreement nor the performance by Purchaser of any of its obligations hereunder or the consummation of any of the transactions contemplated hereby will (a) violate or conflict with any contract, lease, loan agreement, mortgage, security interest, trust indenture or other agreement or instrument to which Purchaser is a party or by which Purchaser or any of its properties is or may be bound; (b) violate or conflict with any provision of Purchaser's Articles of Incorporation or other organizational documents or any applicable law, rule or regulation or any order or decree of any court or other governmental authority; (c) be prevented, limited by or be in conflict with or result in the breach of or default under any indenture, agreement or other instrument to which Purchaser is a party or by which Purchaser or any of its property is bound; or (d) result in the creation or imposition of any Lien on any assets of Purchaser.


6.3  No Consent

	No consent, approval or authorization of, designation, declaration or filing with any governmental authority on the part of Purchaser is required as a condition to the valid execution, delivery and performance of this Agreement by Purchaser.

6.4  Brokers Or Finders

	Purchaser has not incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with the performance of this Agreement.

ARTICLE 7

COVENANTS OF SELLER AND GUARANTORS PRIOR TO CLOSING

7.1  Access and Investigation

	Between the date of this Agreement and the Closing Date, and upon reasonable advance notice received from Purchaser, Seller shall (and Guarantors shall cause Seller to) (a) afford Purchaser and its representatives and prospective lenders and their representatives (collectively, "Purchaser Group") full and free access, during regular business hours, to Seller's personnel, properties, contracts, governmental authorizations, books and records and other documents and data, such rights of access to be exercised in a manner that does not unreasonably interfere with the operations of Seller; (b) furnish Purchaser Group with copies of all such contracts, governmental authorizations, books and records and other existing documents and data as Purchaser may reasonably request; (c) furnish Purchaser Group with such additional financial, operating and other relevant data and information as Purchaser may reasonably request; and (d) otherwise cooperate and assist, to the extent reasonably requested by Purchaser, with Purchaser's investigation of the properties, assets and financial condition related to Seller; provided, however, that Seller shall not be required to dispose of or make any change to its Business, expend any material funds or incur any other burden in order to comply with this Section
7.1. In addition, Purchaser shall have the right to have the property covered by the Real Property Lease and Purchased Assets inspected by Purchaser Group, at Purchaser's sole cost and expense, for purposes of determining the physical condition and legal characteristics of the property covered by the Real Property Lease and Purchased Assets.

7.2  Operation of the Business of Seller

	Between the date of this Agreement and the Closing, Seller shall (and Guarantors shall cause Seller to):

	(a)	conduct its business only in the ordinary course of business;

	(b)	except as otherwise directed by Purchaser in writing, and
without making any commitment on Purchaser's behalf, use its best efforts to preserve intact its current business organization, keep available the services of its officers, employees and agents and maintain its relations and good will with suppliers, customers, landlords, creditors, employees, agents and others having business relationships with it;

	(c)	confer with Purchaser prior to implementing operational
decisions of a material nature;

	(d)	make no material changes in management personnel without prior consultation with Purchaser;

	(e)	maintain the Purchased Assets in compliance with legal
requirements and in a manner consistent with the requirements and normal conduct of Seller's Business;

	(f)	keep in full force and effect, without amendment, all material rights relating to Seller's Business;

	(g)	comply materially with all legal requirements and contractual obligations applicable to the operations of Seller's Business;

	(h)	maintain all books and records of Seller relating to Seller's
Business in the ordinary course of business; and

	(i)	not (1) pay any bonuses to, or change the rate of compensation of, any employee; (2) hire or add any employee to Seller's payroll; (3) enter into any employment agreement other than those approved in writing by Purchaser; or (4) terminate the employment of any employee without the written consent of Purchaser.

7.3  Change of Name

	Promptly following the Closing Date, Seller shall (a) amend its Articles of Incorporation and take all other actions necessary to change its name to one sufficiently dissimilar to Seller's present name, in Purchaser's judgment, to avoid confusion, and (b) take all actions requested by Purchaser to enable Purchaser to change its name to Seller's present name or, at Purchaser's discretion, to register Seller's present name as a trade name or mark belonging to Purchaser.

7.4  Payment of Liabilities

	Seller shall pay or otherwise make arrangements to satisfy all of its Excluded Liabilities and obligations in the ordinary course of business following the Closing.




ARTICLE 8

CONDITIONS PRECEDENT TO PURCHASER'S OBLIGATION TO CLOSE

	Purchaser's obligation to purchase the Purchased Assets and to take the other actions required to be taken by Purchaser at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Purchaser, in whole or in part):

8.1  Accuracy of Representations

	All of Seller's and Guarantors' representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), shall have been accurate in all material respects as of the date of this Agreement, and shall be accurate in all material respects as of the time of the Closing as if then made, without giving effect to any supplement to the attached Schedules, and Seller shall execute and deliver to Purchaser at the Closing a certificate to that effect.

8.2  Seller's Performance

	All of the covenants and obligations that Seller and Guarantors are required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), and each of these covenants and obligations (considered individually), shall have been duly performed and complied with in all material respects.

8.3  Consents

	Seller shall have obtained all consents requested by Purchaser in connection with the assignment of any of the Assigned Contracts.

8.4  Additional Documents

	Seller and Guarantors shall have caused the documents and instruments required by Section 1.1 and the following documents to be delivered (or tendered subject only to Closing) to Purchaser:

	(a)	Releases of all Liens on the Purchased Assets;

	(b)	Certificate dated as of a date not earlier than thirty business days prior to the Closing as to the good standing of Seller, executed by the Secretary of State of the State of Ohio; and

	(c)	Such other documents as Purchaser may reasonably request for the purpose of:

		(i)	evidencing the accuracy of any of Seller's
representations and warranties;

		(ii)	evidencing the performance by Seller or Guarantors of,
or the compliance by Seller or Guarantors with, any covenant or obligation required to be performed or complied with by Seller or such Guarantors; or

		(iii)	evidencing the satisfaction of any condition referred to
in this Article 7.

8.5  Employees

	Purchaser shall have received commitments from those employees identified on Schedule 8.5 to accept employment on and as of the Closing Date with Purchaser on terms and conditions acceptable to Purchaser. All employees so hired by Purchaser shall have agreed to execute a non-solicitation and non-compete agreement with Purchaser in form and substance acceptable to Purchaser.

8.6  	Investor's Certificate

	At the Closing, Seller shall execute and deliver to Purchaser the Investor's Certificate, in the form of Exhibit G, attached hereto.

8.7	Employment Agreement

	At the Closing, Purchaser and Todd Hinners shall have entered into an employment agreement in the form of Exhibit H, attached hereto and made a part hereof.



ARTICLE 9

CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE

	Seller's obligation to sell the Purchased Assets and to take the other actions required to be taken by Seller at the Closing is subject to the satisfaction, at or prior to the Closing, of each of the following conditions (any of which may be waived by Seller in whole or in part):

9.1  Accuracy of Representations

	All of Purchaser's representations and warranties in this Agreement (considered collectively), and each of these representations and warranties (considered individually), shall have been accurate in all material respects as of the date of this Agreement and shall be accurate in all material respects as of the time of the Closing as if then made, and Purchaser shall execute and deliver to Seller at the Closing a certificate to that effect.

9.2  Purchaser's Performance

	All of the covenants and obligations that Purchaser is required to perform or to comply with pursuant to this Agreement at or prior to the Closing (considered collectively), including issuance of the purchase price, and each of these covenants and obligations (considered individually), shall have been performed and complied with in all material respects.

9.3  Additional Documents

	Purchaser shall have caused the documents and instruments required by
Section 1.1 and the following documents to be delivered (or tendered subject only to Closing) to Seller and Guarantors:

	(a)	such other documents as Seller may reasonably request for the purpose of

		(i)	evidencing the accuracy of any representation or
warranty of Purchaser,

		(ii)	evidencing the performance by Purchaser of, or the
compliance by Purchaser with, any covenant or obligation required to be performed or complied with by Purchaser or

		(iii)	evidencing the satisfaction of any condition referred
to in this Article 9.

ARTICLE 10

TERMINATION

10.1  Termination Events

	By notice given prior to or at the Closing, subject to Section 10.1, this Agreement may be terminated as follows:

	(a)	by Purchaser if a material breach of any provision of this
Agreement has been committed by Seller or Guarantors and such breach has not been waived by Purchaser;

	(b)	by Seller if a material breach of any provision of this
Agreement has been committed by Purchaser and such breach has not been waived by Seller;

	(c)	by Purchaser if any covenant in Article 7 or condition in
Article 9 has not been satisfied as of the date specified for Closing in
Section 3.1 or if satisfaction of such a condition by such date is or becomes impossible (other than through the failure of Purchaser to comply with its obligations under this Agreement), and Purchaser has not waived such condition on or before such date;

	(d)	by Seller if any condition in Article 9 has not been satisfied as of the date specified for Closing in Section 3.1 or if satisfaction of such a condition by such date is or becomes impossible (other than through the failure of Seller or Guarantor to comply with their obligations under this Agreement), and Seller has not waived such condition on or before such date; and

	(e)	by mutual consent of Purchaser and Seller.

10.2  Effect of Termination

	Each party's right of termination under Section 10.1 is in addition to any other rights it may have under this Agreement or otherwise, and the exercise of such right of termination will not be an election of remedies. If this Agreement is terminated pursuant to Section 10.1, all obligations of the parties under this Agreement will terminate, provided, however, that, if this Agreement is terminated because of a breach of this Agreement by the nonterminating party, the terminating party's right to pursue all legal remedies will survive such termination unimpaired.

ARTICLE 11

ADDITIONAL COVENANTS

11.1	Employee and Employee Benefits.

	(a)	Employment of Active Employees by Purchaser.

	Purchaser is not required to assume any obligations of Seller under any employment contract or other employment relationship to which Seller is a party. Purchaser shall have no legal obligation to hire or employ any of Seller's employees; however, if Purchaser desires to hire any such employees, Seller will not take any action to interfere with the Purchaser's effort to hire such employees. Purchaser shall have no obligation or liability to any employee of Seller who refuses, for any reason, any offer of employment made to such employee by Purchaser. Seller shall pay-in-full, or will pay, to all employees of the Business, in the normal course of its operations, all wages, salaries, commissions, bonuses and other compensation for all services performed by them prior to the Effective Date of January 1, 2003. Upon the Closing or upon termination of the employment of any of said employees by Seller, Purchaser will not be liable to any of said employees for so called "severance pay" or any other payments except to the extent such liability is included in the Assumed Liabilities. Prior to or at the time of closing, Seller will terminate the employment of all employees working for the Business unless Seller has elected to retain such employees on Seller's payroll. Purchaser shall have no obligation for any payments to any qualified or nonqualified pension, profit sharing, or employee benefit plan to which Seller has been a party.

11.2	Payment of all Taxes Resulting from Sale of Assets by Seller

	Seller shall pay in a timely manner all taxes resulting from or payable in connection with the sale of the Purchased Assets pursuant to this Agreement, regardless of the person on whom such taxes are imposed by legal requirements. Notwithstanding anything in the foregoing to the contrary, in no event shall Seller be liable for the payment of any taxes imposed upon Purchaser (i) arising out of or measured by the earnings or income of Purchaser, (ii) in respect of periods following the Closing Date; or (iii) for sales taxes collected and payable with respect to the Accounts Receivable acquired by Purchaser hereunder.

11.3    Noncompetition, Nonsolicitation and Nondisparagement

	(a)	Noncompetition. For a period of four(4) years after the Closing
Date, neither Seller nor any Guarantor shall, within the City of Cincinnati, Ohio or within a radius of 100 miles of the City of Cincinnati, Ohio, directly or indirectly engage in, invest in, own, manage, operate, finance, control, advise, render services to or guarantee the obligations of any person or entity engaged in, or planning to become engaged in eBusiness services, internet marketing, technical solutions, website applications and design, or any other business that is competitive to the business of Purchaser or any of its affiliated entities, including but not limited to Bobbitt & Bransom, Inc.
d/b/a Broughton International Enterprise & Web Solutions, unless it is agreed to, in writing, by the Chairman and President of Purchaser.

	(b)	Nonsolicitation. For a period of four (4) years after the
Closing Date, neither Seller nor either Guarantor shall directly or indirectly:

		(i)	solicit the business of any person or entity who is a
client or customer of Purchaser with respect to any products or services of a competing business;

		(ii)	cause, induce or attempt to cause or induce any
customer, supplier, licensee, licensor, franchisee, employee, consultant or other business relation of Purchaser to cease doing business with Purchaser with respect to the Business, to deal with any competitor of Purchaser with respect to the Business or in any way interfere with its relationship with Purchaser with respect to the Business;

		(iii)	cause, induce or attempt to cause or induce any
customer, supplier, licensee, licensor, franchisee, employee, consultant or other business relation of Seller on the Closing Date or within the year preceding the Closing Date to cease doing business with Purchaser, to deal with any competitor of Purchaser or in any way interfere with its relationship with Purchaser; or

		(iv)	hire, retain or attempt to hire or retain any employee
of Purchaser or in any way interfere with the relationship between Purchaser and any of its employees.

	(c)	Modification of Covenant. If a final judgment of a court or
tribunal of competent jurisdiction determines that any term or provision contained in Section 11.3(a) or (b) is invalid or unenforceable, then the parties agree that the court or tribunal will have the power to reduce the scope, duration or geographic area of the term or provision, to delete specific words or phrases or to replace any invalid or unenforceable term or provision with a term or provision that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision. This Section 11.3 will be enforceable as so modified after the expiration of the time within which the judgment may be appealed. This Section 11.3 is reasonable and necessary to protect and preserve Purchaser's legitimate business interests and the value of the Assets and to prevent any unfair advantage conferred on Seller.

	(d)	If either Seller or any Guarantor breaches any of the provisions of this Section 11.3, Purchaser shall have the following rights and remedies, each of which rights and remedies shall be independent of the others and severally enforceable, and all of which rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to Purchaser under law or in equity:

		(i)	the right and remedy to discontinue making any further
payments pursuant to the terms of this Agreement;

		(ii)	the right and remedy to have the covenants contained
herein specifically enforced by injunction by any court having equity jurisdiction, it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to Purchaser and that money damages will not provide an adequate remedy to Purchaser; and

		(iii)	the right and remedy to require Seller and Guarantors
to account for and pay over to Purchaser all compensation, profits, monies, accruals, increments or other benefits derived or received by or on behalf of Seller and/or Guarantors as a result of any transaction constituting a breach of any of the covenants and restrictions contained herein.

	(e)	The agreements and rights of Purchaser under this Section 11.3 may be assigned by Purchaser to any entity that may purchase or acquire all or substantially all of the assets of Purchaser or any entity into which the Purchaser is merged, without the consent of Seller or Guarantors. The provisions of this Section 11.3 may not be assigned by Seller or Guarantors, and any such assignment purported to be made shall be null and void. The provisions of this Section 11.3 shall be binding upon Seller, Guarantors and Purchaser and their respective permitted successors and assigns.

11.4 Customer and Other Business Relationships

	After the Closing, Seller will cooperate with Purchaser in its efforts to continue and maintain for the benefit of Purchaser those business relationships of Seller existing prior to the Closing and relating to the Business to be operated by Purchaser after the Closing, including relationships with lessors, employees, regulatory authorities, licensors, customers, suppliers and others, and Seller will satisfy the Excluded Liabilities in a manner that is not detrimental to any of such relationships. Seller will refer to Purchaser all inquiries relating to such Business. Neither Seller nor Guarantors shall take any action that would tend to diminish the value of the Purchased Assets after the Closing or that would interfere with the Business as operated by the Purchaser after the Closing, including disparaging the name or Business of Purchaser.

11.5 Further Assurances

	The parties shall cooperate reasonably with each other and with their respective representatives in connection with any steps required to be taken as part of their respective obligations under this Agreement, and shall (a) furnish upon request to each other such further information; (b) execute and deliver to each other such other documents; and (c) do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the contemplated transactions; provided, however, that neither Seller, Guarantors nor Purchaser shall be required to dispose of or make any change to its business, expend any material funds or incur any other burden in order to comply with this Section 11.5.



ARTICLE 12

INDEMNIFICATION; REMEDIES

12.1 Survival

	All representations and warranties set forth in Sections 5.1, 5.5, 5.7,
5.12 and 5.17 in this Agreement shall survive the Closing and the consummation of the contemplated transactions and shall survive until the expiration of the applicable statute of limitations for filing a claim thereunder. All other representations and warranties in this Agreement and any other certificate or document delivered pursuant to this Agreement shall survive for a period of two (2) years following the Closing. The right to indemnification, reimbursement or other remedy based upon such representations, warranties, covenants and obligations shall not be affected by any investigation conducted, whether before or after the execution and delivery of this Agreement or the Closing Date, with respect to the accuracy or inaccuracy of any such representation or warranty. The waiver of any condition based upon the accuracy of any representation or warranty, or on the performance of or compliance with any covenant or obligation, will not affect the right to indemnification, reimbursement or other remedy based upon such representations, warranties, covenants and obligations.

12.2 Indemnification and Reimbursement by Seller and Guarantors

	Seller and Guarantors, jointly and severally, will indemnify and hold harmless Purchaser, and its representatives, shareholders, subsidiaries and related persons (collectively, the "Purchaser Indemnified Persons"), and will reimburse the Purchaser Indemnified Persons for any loss, liability, claim, damage, expense (including costs of investigation and defense and reasonable attorneys' fees and expenses) or diminution of value, whether or not involving a third-party claim (collectively, "Damages"), arising from or in connection with:

	(a)	any breach of any representation or warranty made by Seller or
Guarantors in (i) this Agreement (giving effect to any supplement to the Schedules), (ii) the certificates delivered pursuant to Section 1.1, (iii) any transfer instrument or (iv) any other certificate, document, writing or instrument delivered by Seller or Guarantors pursuant to this Agreement;

	(b)	any breach of any covenant or obligation of Seller or Guarantors in this Agreement or in any other certificate, document, writing or instrument delivered by Seller or Guarantors pursuant to this Agreement;

	(c)	any liability arising out of the ownership or operation of the
Purchased Assets prior to the Closing Date other than the Assumed Liabilities;

	(d)	any brokerage or finder's fees or commissions or similar
payments based upon any agreement or understanding made, or alleged to have been made, by any person with Seller or Guarantors (or any person acting on their behalf) in connection with any of the contemplated transactions;

	(e)	any Excluded Liabilities.

12.3 Indemnification and Reimbursement by Purchaser

	Purchaser will indemnify and hold harmless Seller, Guarantors, and their respective representatives, shareholders, subsidiaries and related persons (collectively, the "Seller Indemnified Persons"), and will reimburse Seller Indemnified Persons for any damages arising from or in connection with:

	(a)	any breach of any representation or warranty made by Purchaser in this Agreement or in any certificate, document, writing or instrument delivered by Purchaser pursuant to this Agreement;

	(b)	any breach of any covenant or obligation of Purchaser in this
Agreement or in any other certificate, document, writing or instrument delivered by Purchaser pursuant to this Agreement;

	(c)	any liability arising out of the ownership or operation of the
Purchased Assets following the Closing Date other than the excluded liabilities or a liability arising from the breach of a representation, warranty or covenant of Seller;

	(d)	any claim by any person for brokerage or finder's fees or
commissions or similar payments based upon any agreement or understanding alleged to have been made by such person with Purchaser (or any person acting on Purchaser's behalf) in connection with any of the contemplated transactions; or

	(e)	any Assumed Liabilities.

12.4 Notices.

	Promptly after receipt by a person entitled to indemnity under Section
11.2 or 11.3 (an "Indemnified Person") of the assertion of any claim or the commencement of any action with respect to any matter referred to in Section
11.2 or 11.3, the Indemnified Person will give written notice to the person obligated to indemnify under such section (an "Indemnifying Person") of the claim for indemnification, and will thereafter keep the Indemnifying Person reasonably informed with respect thereto; provided that the failure of the Indemnified Person to give prompt notice is contemplated hereby shall not relieve the Indemnifying Person of its obligation hereunder, except to the extent, if any, that it shall have been materially prejudice thereby. In case any such action is brought against an Indemnified Person, the Indemnifying Person shall be entitled to participate in (and, if the Indemnifying Person so elects, to assume) the defense thereof with counsel reasonably satisfactory to the Indemnified Person. The determination as to whether to settle any claim or litigation shall be made by the Indemnified Person and the Indemnifying Person together.


ARTICLE 13

GENERAL PROVISIONS

13.1 Expenses

	Except as otherwise provided in this Agreement, each party to this Agreement will bear its respective fees and expenses incurred in connection with the preparation, negotiation, execution and performance of this Agreement and the contemplated transactions, including all fees and expense of its representatives. If this Agreement is terminated, the obligation of each party to pay its own fees and expenses will be subject to any rights of such party arising from a breach of this Agreement by another party.

13.2 Public Announcements

	Any public announcement, press release or similar publicity with respect to this Agreement or the contemplated transactions will be issued, if at all, at such time and in such manner as Purchaser determines. Except with the prior consent of Purchaser or as permitted by this Agreement, neither Seller, Guarantors nor any of their representatives shall disclose to any person (a) the fact that any confidential information of Seller or Guarantor has been disclosed to Purchaser or its representatives, that Purchaser or its representatives have inspected any portion of the confidential information of Seller or Guarantors, that any confidential information of Purchaser has been disclosed to Seller, Guarantors or their representatives or that Seller, Guarantors or their representatives have inspected any portion of the confidential information of Purchaser or (b) any information about the contemplated transactions, including the status of such discussions or negotiations, the execution of any documents (including this Agreement) or any of the terms of the contemplated transactions or the related documents (including this Agreement). Seller and Purchaser will consult with each other concerning the means by which Seller's employees, customers, suppliers and others having dealings with Seller will be informed of the contemplated transactions, and Purchaser will have the right to be present for any such communication.

13.3 Notices

	All notices, consents, waivers and other communications required or permitted by this Agreement shall be in writing and shall be deemed given to a party when (a) delivered to the appropriate address by hand or by nationally recognized overnight courier service (costs prepaid); (b) sent by facsimile or e-mail with confirmation of transmission by the transmitting equipment; or (c) received or rejected by the addressee, if sent by certified mail, return receipt requested, in each case to the following addresses, facsimile numbers or e-mail addresses and marked to the attention of the person (by name or title) designated below (or to such other address, facsimile number, e-mail address or person as a party may designate by notice to the other parties):


Seller:		Lori G. Hinners
Address:	110 Boggs Lane
		Cincinnati, OH 45246
Fax no.:	_____________________________
E-mail address: ___________________________

with a copy to: Richard Stone
      Cohen, Todd, Kite & Stanford, LLC
      250 East Fifth Street, Suite 1200
      Cincinnati, OH 45202-4139
Fax no.:         513-241-0285
E-mail address: rstone@ctks.com

Purchaser: 	Mycom Group, Inc.
Attention: 	James Bobbitt, President
		602 Main Street, Suite 1200
		Cincinnati, OH 45202
Fax no.: 	513-352-1388
E-mail address: jbobbitt@mycom.com

with a copy to: Lindhorst & Dreidame Co., LPA
Attention: 	William N. Kirkham
Address:	312 Walnut Street, Suite 2300
		Cincinnati, OH 45202
Fax no.: 	513-421-0212
E-mail address: wkirkham@lindhorstlaw.com

13.4 Jurisdiction; Service of Process

	Any proceeding arising out of or relating to this Agreement or any contemplated transaction may be brought in the courts of the State of Ohio, County of Hamilton, or, if it has or can acquire jurisdiction, in the United States District Court for the Western Division of Ohio, and each of the parties irrevocably submits to the exclusive jurisdiction of each such court in any such proceeding, waives any objection it may now or hereafter have to venue or to convenience of forum, agrees that all claims in respect of the proceeding shall be heard and determined only in any such court and agrees not to bring any proceeding arising out of or relating to this Agreement or any contemplated transaction in any other court. The parties agree that either or both of them may file a copy of this paragraph with any court as written evidence of the knowing, voluntary and bargained agreement between the parties irrevocably to waive any objections to venue or to convenience of forum. Process in any proceeding referred to in the first sentence of this section may be served on any party anywhere in the world.

13.5 Enforcement of Agreement

	Seller and Guarantors acknowledge and agree that Purchaser would be irreparably damaged if any of the provisions of this Agreement are not performed in accordance with their specific terms and that any breach of this Agreement by Seller or Guarantors could not be adequately compensated in all cases by monetary damages alone. Accordingly, in addition to any other right or remedy to which Purchaser may be entitled, at law or in equity, it shall be entitled to enforce any provision of this Agreement by a decree of specific performance and to temporary, preliminary and permanent injunctive relief to prevent breaches or threatened breaches of any of the provisions of this Agreement, without posting any bond or other undertaking.




13.6 Waiver; Remedies Cumulative

	The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither any failure nor any delay by any party in exercising any right, power or privilege under this Agreement or any of the documents referred to in this Agreement will operate as a waiver of such right, power or privilege, and no single or partial exercise of any such right, power or privilege will preclude any other or further exercise of such right, power or privilege or the exercise of any other right, power or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or any of the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party will be deemed to be a waiver of any obligation of that party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

13.7 Entire Agreement and Modification

	This Agreement supersedes all prior agreements, whether written or oral, between the parties with respect to its subject matter (including any letter of intent and any confidentiality agreement between Purchaser and Seller) and constitutes (along with the Schedules, Exhibits and other documents delivered pursuant to this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended, supplemented, or otherwise modified except by a written agreement executed by the party to be charged with the amendment.

13.8 Assignments, Successors and No Third-Party Rights

	No party may assign any of its rights or delegate any of its obligations under this Agreement without the prior written consent of the other parties, except that Purchaser may assign any of its rights and delegate any of its obligations under this Agreement to any affiliate of Purchaser and may collaterally assign its rights hereunder to any financial institution providing financing in connection with the contemplated transactions. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon and inure to the benefit of the successors and permitted assigns of the parties. Nothing expressed or referred to in this Agreement will be construed to give any person other than the parties to this Agreement any legal or equitable right, remedy or claim under or with respect to this Agreement or any provision of this Agreement, except such rights as shall inure to a successor or permitted assignee pursuant to this Section 13.8.



13.10 Severability

	If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

13.11 Construction

	The headings of Articles and Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Articles," "Sections" and "Schedules" refer to the corresponding Articles, Sections and Schedules of this Agreement.

13.12 Time of Essence

	With regard to all dates and time periods set forth or referred to in this Agreement, time is of the essence.

13.13 Governing Law

	This Agreement will be governed by and construed under the laws of the State of Ohio without regard to conflicts-of-laws principles that would require the application of any other law.

13.14 Execution Of Agreement

	This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement. The exchange of copies of this Agreement and of signature pages by facsimile transmission shall constitute effective execution and delivery of this Agreement as to the parties and may be used in lieu of the original Agreement for all purposes. Signatures of the parties transmitted by facsimile shall be deemed to be their original signatures for all purposes.












IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

Purchaser:			Seller:
Mycom Group, Inc.		Maximizeit, Inc. d/b/a Maximize I.T., Inc.


By: _________________________	By:_____________________________
      James Bobbitt, President

				Guarantors:
				________________________________
				Lori G. Hinners

				________________________________
				Todd Hinners







ASSET PURCHASE AGREEMENT


by and among


MYCOM GROUP, INC. (Purchaser);

MAXIMIZEIT, INC. d/b/a MAXIMIZE I.T. (Seller);

and


LORI G. HINNERS and TODD HINNERS


dated January 31, 2003




Exhibit 10.6


	EMPLOYMENT AGREEMENT

      This Agreement ("Agreement") is made and entered into effective as of the 1st day of February, 2003 (the "Effective Date") by and among MYCOM GROUP, INC., a Nevada corporation (hereinafter referred to as the "Employer"), and TODD HINNERS (the "Employee").

W I T N E S S E T H:

      WHEREAS, Employer is engaged in eBusiness, website, internet, networking and e-mail services, software sales and marketing, technical solutions, applications and design, and enterprise communications and training (the "Business"); and

      WHEREAS, pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") effective February 1, 2003, Employer acquired certain operating aspects of Maximizeit, Inc. d/b/a Maximize I.T., an Ohio corporation ("Maximize"); and

      WHEREAS, Employee has been the chief executive officer of Maximize, and as inducement for and in consideration of Employer entering into the Purchase Agreement, has agreed to enter into and execute this Agreement; and

      WHEREAS, Employer desires to engage the services of Employee pursuant to the terms, conditions and provisions as hereinafter set forth, with the services of Employee to be rendered to Employer and for the benefit of the Mycom
Group, Inc.

      NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants herein set forth, the parties hereby covenant and agree as follows:

      1.	Employment and Duties.

            1.1	The Employer employs the Employee, and the Employee accepts
employment, upon a full-time basis, and upon the terms and conditions set forth in this Agreement.

            1.2	The Employee will serve as Vice President of Business
Development of the Mycom Group, Inc. Employee will provide strategic business building and new product development plans, consultation, and will make sales presentations to key accounts promoting the Company's products and services, and any other services requested by Employer.

            1.3	The Employer will also be nominated to the Mycom Group Board of
Directors and, upon the required stockholder approval, will serve for a period of at least the term of this Agreement.

            1.4	The Employee shall devote his exclusive and full business time and attention to his duties as an employee of the Employer and shall perform such duties in an efficient, trustworthy and businesslike manner. In addition, the Employee shall not render to other businesses during the term of this Agreement any service of any kind for compensation or engage in any other business activity, including without limitation any involvement in any business in which the Employee has any administrative or operating responsibilities.

 	2.	Term.	  Subject to the provisions for termination as
hereinafter provided, the term of this Agreement shall begin on the Effective Date and shall continue for two (2) years thereafter, until January 31, 2005 (the "Termination Date"). In the event of a continuation of the employment of Employee by the Employer after the Termination Date, without any written amendment, extension or renewal hereof, such employment shall be upon all the same terms and conditions as expressed herein except that such further employment shall be deemed to be on a month-to-month basis. The Restrictive Covenants set forth in Section 5 shall survive the termination of this Agreement.

      3.	Compensation.

            3.1 	For any and all services which the Employee shall render
hereunder, the Employer shall pay the Employee an annual base salary commencing on the Effective Date of One Hundred Thousand Dollars ($100,000.00). Said annual base salary shall be payable in accordance with the usual and customary payroll practice of the Employer.

            3.2	The Employee will participate in a Management Incentive Plan that will offer additional compensation for achievement of the company's sales and profit goals. The Incentive Plan will include the opportunity for the employee to earn a quarterly bonus if 100% of the Company's profit goals are achieved. The Management Incentive Plan will pay for achievement of such profit goals on a quarterly basis with payment made on or around the last day of the month following a quarter. The Management Incentive Plan will include a portion of the incentive to be earned for achievement of profit goals for the Company's services business and a portion to be paid for achievement of the total Company's Net Income goals.

            3.3	During the term of this Agreement, the Employee shall be
entitled to participate in all of the standard medical reimbursement and hospitalization programs, and other standard employee benefit plans and arrangements of the Employer that are made available by the Employer at present or in the future to its general employee population, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. The employee will receive four (4) weeks of paid vacation per year applied in accordance with the standard vacation policies of Employer. Nothing herein shall preclude the Employer from modifying or terminating any insurance or employee benefit program at any time or from time to time, and the Employee shall have no cause of action against the Employer as the result of any such amendment or termination.

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
information relating to the Employer's Business, and any non-public information gained while rendering services pursuant hereto (collectively, "Proprietary Information"), shall be held by the Employee on a confidential, trade secret basis. The Employee hereby covenants that, during the term of this Agreement and following the expiration or termination hereof for any reason, she shall not use, disclose, reproduce or permit access by anyone not specifically authorized by Employer to all or any part of the Proprietary Information for any purpose other than in connection with the faithful performance of his duties hereunder, and that any use, disclosure, reproduction or access permitted hereunder shall be made only to the extent reasonably necessary to faithfully discharge his duties hereunder. The Employee's obligations contained in this Section 5.1 shall survive the expiration or termination of this Agreement for any reason whatsoever. Upon such expiration or termination, the Employee shall immediately deliver to Employer any tangible Proprietary Information or copy thereof that the Employee then has. The Employee's obligations pursuant to this Section 5.1 shall not apply to any Proprietary Information which (a) is acquired by Employee from a third party under no obligation of confidentiality to the Employer or Advertising or (b) is required to be disclosed or reproduced by law or legal process. This Agreement incorporates the protections of the Ohio Uniform Trade Secrets Act, as amended from time to time.

 		5.2	For a period of two (2) years following the termination
of this Agreement (regardless of the cause of such termination), the Employee shall observe "Good Behavior" towards Employer. "Good Behavior" means that the Employee shall make no express criticism or negative statements about Employer or Advertising or their members or management, methods of operations, role as a corporate or community citizen, or treatment of the Employee.

            5.3	For a period of two (2) years after the termination of
Employee's employment hereunder (regardless of the cause of such termination), the Employee shall not, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of, or be employed by, engaged as a consultant to, or connected in any other manner with, any business (whether conducted as a sole proprietorship, partnership, corporation or any other form) engaged in eBusiness services, internet marketing, technical solutions, web site applications and design, or any other business that is competitive to the business of the Employer, or any of its affiliated entities, including but not limited to Maximize and Bobbitt & Bransom, Inc d/b/a Broughton International Enterprise & Web Solutions within the City of Cincinnati, Ohio, or within a radius of one hundred (100) miles of the City of Cincinnati, Ohio.

            5.4	For a period of two (2) years after the termination of
Employee's employment hereunder (regardless of the cause thereof), the Employee shall not, directly or indirectly, employ, or attempt to employ, or assist any other person in employing or attempting to employ, any person who at any time during the preceding twelve (12) months was an employee of Employer or any of their affiliated entities.

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
specifically enforced by injunction by any court having equity jurisdiction, it being acknowledged and agreed that any such breach or threatened breach will cause irrevocable injury to Employer and that money damages will not provide an adequate remedy to Employer ; and

                  6.2.3	The right and remedy to require the Employee to account
for and pay-over to Employer all compensation, profits, monies, accruals, increments or other benefits derived or received by or on behalf of the Employee as a result of any transaction constituting a breach of any of the Restrictive Covenants.

      7.	Termination of Agreement.

            7.1	This Agreement shall terminate at the earliest of (i) the date of termination as provided in Section 2 above, (ii) the earlier termination of this Agreement by Employer or the Employee for "Cause" (as defined in this Section 7), (iii) the death or Total Disability of the Employee, or (iv) the earlier termination of this Agreement by the Employer or the Employee without "Cause" (as defined in this Section 7).

            7.2	"Total Disability" of the Employee means that the Employee
because of injury or sickness is permanently unable to perform all or substantially all of the material duties of his occupation with Employer.

            7.3	"Cause" for the Employer to terminate this Agreement shall mean
(i) the Employee's breach of the Restrictive Covenants, (ii) the Employee's material breach of any other provisions of this Agreement, which breach is not cured after notice and a reasonable opportunity to cure, (iii) the Employee's conviction of any felony or misdemeanor which involves moral turpitude or which materially impairs the Employee's ability to perform his duties for the Employer, (iv) the willful and continued failure by the Employee to perform his duties with the Employer, (v) the Employee's unlawful possession or use of drugs, or (vi) the Employee's willful and continued conduct which is demonstrably and materially injurious to the Employer, monetarily or otherwise.

            7.4	"Cause" for the Employee to terminate this Agreement shall mean a material breach of this Agreement by the Employer, which breach is not cured after notice and a reasonable opportunity to cure.

      8.	Compensation Upon Termination of the Agreement.

            8.1	In the event that this Agreement is terminated by the Employer for Cause, by the Employee without Cause (other than by reason of Employee's death) or Total Disability, subject to the provisions of Section 6.2.1 hereof, no payments shall be due to Employee except Compensation which is earned and unpaid at the date of termination. In the event that this Agreement is terminated by reason of the Employee's death, the Employer shall continue such base salary payments then in effect pursuant to Section 3.1 above to the Employee's estate until the end of the then current term of this Agreement. In the event of the Employee's death, the Employer shall be obligated to make no other payments to the Employee's estate or legal representatives.

            8.2	If this Agreement is terminated by the Employer without Cause or by the Employee with Cause, the Employer shall, subject to the provisions of
Section 6.2.1 hereof, (i) upon such termination pay to Employee, any compensation earned but not yet paid; and (ii) continue such annual salary payments to the Employee as set forth in Paragraph 3.1 until the end of the then current term of this Agreement had this Agreement not been terminated by the Employer without Cause or by the Employee with Cause. Except for the payments referred to in this Section 8.2, the Employee shall have no right to recover any other compensation or damages for the Employer's breach of this Agreement.

      9.	Relationship of Parties.	The Employee does not have, nor
shall he hold himself out as having, any right, power or authority to create any contract or obligations, except as authorized by the Board of Directors, Management Committee or President or Chairman of Employer.

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

		If to Employee:			TODD HINNERS
                                                ________________________

						________________________

		If to Employer:			The Mycom Group, Inc.
					        Attention:  President
						602 Main Street, Suite 1200
						Cincinnati, OH 45202

      11.	Waiver of Breach.	The waiver by either party of a breach
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

      17.	Employee Claims.	Employee agrees that if Employee has
any claims arising hereunder, Employee will settle any claims, disputes or controversies arising out of or relating to Employee's employment and/or cessation of employment with Employer, exclusively by final and binding arbitration before a neutral Arbitrator. By way of example only, such claims include claims under federal, state and local statutory or common law, such as the Age Discrimination in Employment Act, title VII of the Civil Rights Act of 1964, as amended, including the amendments of the Civil Rights Act of 1991, the Americans with Disabilities Act, the law of contract and the law of tort. Any arbitration shall comply with the applicable rules established from time to time by the American Arbitration Association with the initial filing fee for the arbitration to be paid by the initiating party. Any additional arbitration fee, and the cost for the arbitrator, shall be paid by Employer. This provision is enforceable to the extent permitted by law.

      IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the day and year first above written.

THE MYCOM GROUP, INC.


By:__________________________________
     James T. Bobbitt, President


_____________________________________
TODD HINNERS




Exhibit 10.7

PROMISSORY NOTE


$181,131.20						Cincinnati, Ohio
							February 1, 2003

	1.	FOR VALUE RECEIVED, the undersigned ("Borrower") promises to pay to the order of Lori G. Hinners ("Lender") the sum of One Hundred Eighty-One Thousand One Hundred Thirty-One and 20/100 Dollars ($181,131.20) at 110 Boggs Lane, Cincinnati, Ohio or at such other address as Lender may from time to time designate in writing, together with interest on the outstanding principal balance from the date hereof, at the rate specified below.

	2.	Interest shall accrue on the outstanding principal balance at the rate of 5.22%.

	3.	Principal and interest shall be payable in forty-eight (48)
consecutive monthly installments of principal and interest, with the monthly payment in the amount of Four Thousand One Hundred Sixty-Six Dollars and 67/100 ($4,166.67), with the first payment due February 1, 2003, and the payments thereafter continuing on the first day of each month until the Date of Maturity.

	4.	The payments mentioned herein and all payments to be made under the terms of this Promissory Note shall be paid by the Borrower each month in a single payment to be applied by the Lender to the following items in the order set forth, to-wit:

(i) interest on this Promissory Note; and, (ii) amortization of principal on this Promissory Note.

	5.	If any monthly installment under this Promissory Note is not paid when due and remains unpaid for a period of ten (10) days after receipt of written notice from the Lender to the Borrower that such installment has not been paid, the entire principal amount outstanding, and accrued interest thereon, shall at once become due and payable, at the option of the Lender.
The Lender shall not be required to provide the foregoing written notice of default more than twice during any twelve (12) month period during the term of this Note. The Lender may exercise this option to accelerate during any default in the payment of any monthly installment by Borrower, regardless of any prior forbearance. If suit is brought to collect this Promissory Note, the Lender shall be entitled to collect all reasonable costs and expenses of suit, including reasonable attorney's fees.

	6.	This Promissory Note is issued pursuant to the terms and
conditions of a Security Agreement. This Promissory Note is subject to all terms and conditions set forth in the Security Agreement, including but not limited to, terms of default and rights of acceleration, if any. Reference is made to said Security Agreement for a description of all property securing the payment of all amounts due hereunder and for a description of all Events of Default.
The terms and conditions of said Security Agreement are incorporated herein by reference. Any holder of this Note is subject to all claims and defenses which Borrower could pursue against Lender.

	7.	If an Event of Default on behalf Borrower occurs, after the
expiration of any applicable notice or grace periods, then at the option of Lender, the entire principal balance and accrued interest hereunder shall become due and payable and the Lender shall have the remedies set forth in the Security Agreement in respect to all property securing this Promissory Note. When this Promissory Note becomes due, by acceleration or otherwise, the Lender may, at its option, demand, sue for, collect or make any compromise or settlement it deems desirable with reference to property held as security herefor. Provisions hereof shall apply and be controlling as to all property which may at any time be security for this Promissory Note. The failure to exercise any option to declare the maturity hereof or to exercise any other rights under any of the covenants or conditions contained in the Security Agreement shall not be taken as or deemed to be a waiver of the right to exercise such option or to declare such maturity after any subsequent violation of any such covenants or conditions. All remedies provided for herein upon any default by the Borrower shall be cumulative and not exclusive.

	8.	This Promissory Note may be prepaid, in whole or in part, at any time, without penalty.

	9.	The provisions of this Promissory Note shall be interpreted in accordance with the laws of the State of Ohio.

	10.	As used herein, the following terms shall have the following meanings, respectively:

	(a)	"Anniversary Date":  February 1, 2004 and each February 1
thereafter.

	(b)	"Date of Maturity":  The fourth Anniversary Date,
January 1, 2007.

	(c)	"Event of Default":  The failure of Borrower to pay a monthly installment under this Promissory Note for a period of ten (10) days after receipt of written notice from the Lender to the Borrower that such installment has not been paid (as limited by the terms of Section 5 hereof) or a material breach by Borrower of any warranty, representation, covenant or agreement made by Borrower under the Security Agreement, or any other event of default as defined in the Security Agreement.

	(d)	"Security Agreement":  The Security Agreement between
Maximizeit, Inc. d/b/a Maximize I.T. and Lori G. Hinners dated February 1, 2003.

					BORROWER:

					Maxmizeit, Inc. d/b/a Maximize I.T.
					By:_____________________________
				  	Todd Hinners, CEO





Exhibit 21.1

Subsidiaries of the Registrant
(as of March 29, 2004)

                                            State of        Percentage
Subsidiary Name                           Incorporation      Ownership
----------------                          -------------     ----------
Bobbitt & Bransom, Inc.                        Ohio              100%