Form 10-Q
period 2004-03-31
MYCOM GROUP INC /NV/
filed 2004-05-13
CIK 1070510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

       (Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
                For the quarterly period ended March 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ________________ to ______________
           Commission file number: 0-29836

				  MYCOM GROUP, INC.
________________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)

           Nevada					33-0677545
________________________________________________________________________________
(State or other jurisdiction of 	      (IRS Employer Identification No.)
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31,2004 the issuer had 73,748,606 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]





                        PART I - FINANCIAL INFORMATION


                       MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2003, March 31, 2003 AND 2004





                MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

ASSETS
								   (See Note 1)		 (unaudited)
                                                                 December 31, 2003     March 31, 2004
                                                                 -----------------     -----------------
Cash                                                                 $   29,901           $     3,190
Accounts receivable, net of allowance for doubtful accounts
 of $15,066 at December 31, 2003, and $3,000 at
 March 31, 2004					         	        939,517               852,715
Prepaid expenses and other assets                                        38,578                23,315
                                                                     ----------            ----------
                                      Total current assets            1,007,996               879,220
						            	     ----------	           ----------
Fixed Assets
 Office furniture and equipment                                         727,038               727,038
 Accumulated amortization and depreciation                             (457,045)             (477,025)
                                                                     ----------            ----------
                                      Fixed assets, net                 269,993               250,013

Software development, net of amortization                               411,446               488,985
Goodwill, net of impairment			                	911,140  	      911,140
Other assets                                                             13,589                 5,560
                                                                     ----------            ----------
                                           TOTAL ASSETS              $2,614,164            $2,534,918
                                                                     ==========           ===========

LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                             $1,587,535            $1,732,076
   Notes payable, including current maturities                        1,056,177             1,056,693
   Deferred revenue                                                      91,552                58,709
   Current maturities of obligations under capital leases                 9,670                 9,978
                                                                    -----------            ----------
                                         Total current liabilities    2,744,934             2,857,456

   Notes payable, net of current maturities                              81,723               137,568
   Notes payable, related parties (see Note 4)                          947,245               791,641
   Obligations under capital leases				         18,130	               15,507
                                                                     ----------            ----------
                                         TOTAL LIABILITIES            3,792,032             3,802,172
                                                                     ----------            ----------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    5,066,667 issued and outstanding at
    December 31, 2003 and March 31, 2004:                               760,000               760,000

   Common stock, 90,000,000 shares authorized,
    72,748,606 and 73,748,606 issued and outstanding at
    December 31, 2003, and March 31, 2004, stated at:		        612,689               637,689

  (Accumulated deficit)                            		     (2,550,557)           (2,664,943)
                                                                     ----------            ----------
TOTAL STOCKHOLDERS'(DEFICIT)                                         (1,177,868)           (1,267,254)
                                                                     ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                         $2,614,164            $2,534,918
                                                                     ==========            ==========

The accompanying notes are an integral part of the financial statements.


                      MYCOM GROUP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31
                                                     ---------------------------
                                                         2003            2004
                                                     -----------     -----------
                                                     (unaudited)     (unaudited)

Revenue                                              $1,819,529      $1,667,735


Operating Expenses:
   Cost of products and materials                     1,272,842       1,261,200
   Labor and benefits                                   544,071         407,419
   Depreciation                                          28,500          34,049
   Rent & Other                                          83,711          31,358
                                                     -----------     -----------
Total                                                 1,929,124       1,734,026
                                                     -----------     -----------
   (Loss) from operations                              (109,595)        (66,291)


Other income (expense):
   Interest expense                                     (28,572)        (25,013)

                                                     -----------     -----------
Net (loss)                                            $(138,167)       $(91,304)
                                                     ===========     ===========

Dividend requirements on preferred stock                      --        (23,082)

Earnings (loss) available for common
shareholders                                          $(138,167)      $(114,386)

Per share information:

Net (loss) per share                                      $ nil           $ nil
                                                     ===========     ===========

Weighted average common shares,
        Outstanding                                  75,248,606      78,199,888
                                                     ===========     ===========

The accompanying notes are an integral part of these financial statements.





                       MYCOM GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Three Months Ended March 31
                                                                2003                   2004
                                                             -----------           -----------
                                                             (unaudited)           (unaudited)
                                                             -----------           -----------

Net income (loss)                                            $ (138,167)           $  (91,304)

Adjustments to reconcile net (loss) to net cash used in
operating activities:
   Depreciation and amortization                                 28,500                34,049
   Decrease (increase) in:
          Accounts receivable                                   210,913                86,802
          Prepaid expenses                                        8,825                15,263
          Deposits and other                                        267                 8,029
          Due to (from) affiliate                               416,323                    --
   Increase (decrease) in:
          Accounts payable and accrued expenses                (111,751)              144,541
          Deferred revenue                                       53,218               (32,843)
                                                             -----------           -----------
             Net cash provided by (used in) operations          468,128               164,537
                                                             -----------           -----------
Cash flows from investing activities:
   Purchases of fixed assets                                    (17,965)                   --
   Investment in software development                           (86,417)              (91,608)
                                                             -----------           -----------
            Net cash (used in) investing activities            (104,382)              (91,608)
                                                             -----------           -----------

Cash flows from financing activities:
   Leases                                                        (4,588)               (2,313)
   Exercise of stock options                                         --                25,000
   Payments on notes from related parties                            --               (20,899)
   Payments on long-term financing                              (70,465)              (29,532)
   Preferred stock dividends                                         --               (23,082)
   Change in line of credit                                    (290,328)              (48,814)
                                                             -----------           -----------
            Net cash provided by (used in) financing
activities                                                     (365,381)              (99,640)
                                                             -----------           -----------
            Net (decrease) in cash                               (1,635)              (26,711)
                                                             -----------           -----------
Cash and cash equivalents:
   Beginning of year                                            154,511                29,901
                                                             -----------           -----------
   End of Period                                              $ 152,876               $ 3,190
                                                             ===========           ===========

Schedule of non-cash financing and investing activities

  Realization of Goodwill from acquisition                     (353,806)                   --
  Realization of deferred revenue - acquisition                  53,806                    --
  Issuance of preferred stock - acquisition                     300,000                    --
  Realization of fixed assets - acquisition                    (181,000)                   --
  Issuance of long-term debt - acquisition                      181,000                    --
                                                             -----------           -----------
             Net cash used in non-cash activities                    --                    --
                                                             -----------           -----------
Supplemental cash flow information:
   Cash paid for interest                                     $  14,572             $  26,280
                                                             ===========           ===========
   Cash paid for income taxes                                 $       -             $       -
                                                             ===========           ===========

The accompanying notes are an integral part of these financial statements.


                        MYCOM GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 AND 2004
                                  (Unaudited)

1) Unaudited Statements

The Consolidated Balance Sheet as of March 31, 2004, the Consolidated Statements of Operations for the three month periods ended March 31, 2003, and 2004, and the Statements of Cash Flows for the three month periods ended March 31, 2003, and 2004, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2004, and for all periods presented, have been made.

These statements should be read in conjunction with the company's audited financial statements for the year ended December 31, 2003, as filed on Form 10KSB, with the Securities and Exchange Commission, dated March 29, 2004, and included herein by reference.

2) Calculation of (Loss) Per Share

The (loss) per share is calculated by dividing the net (loss) by the weighted average number of common shares and common share equivalents outstanding.

3) Principles of Consolidation and Financial Reporting

	Effective January 31, 2003 the Company acquired the assets of Maximize I.T., Inc., and expanded into the rapidly growing email/spam filtering, technical security and managed services areas of technology. The Company issued 2,000,000 shares of its series A preferred stock plus assumed liabilities of approximately $200,000 in exchange for the business and its assets Mycom completed a business combination with Broughton on April 16, 2001. Mycom issued 20,000,000 common shares, and promissory notes totaling $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton gained majority control of the voting rights of 47 million shares of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination. The Company recorded goodwill in the amount of $1,797,761 as a result of this transaction, which was being amortized over a ten-year period. A valuation allowance for the total unamortized balance of this goodwill was provided for in 2002.

	 Goodwill recognized as a result of the acquisition of Maximize I.T. and the software business, Broughton, was attributed to the intellectual capital of the acquired workforce and technologies acquired. Both businesses fundamentally
depend upon technological expertise and systems knowledge.   Therefore in each
acquisition, the excess of purchase price over the net tangible and intangible assets acquired was attributed to the value of the acquired intellectual capital.

4)   	Notes Payable-Related Parties

	Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. The Company owes a total of $957,103 as of March 31, 2004 on these two debt agreements. Under the terms of the agreements, as amended, monthly payments of $2,540 each for principal plus interest will be made through June 1, 2004. Beginning July 1, 2004, each note shall require monthly payments of $10,274 over the remaining balance over 48 months.

	A long-term note was assumed by Mycom as part of the acquisition of Maximize I.T., Inc. on January 31, 2003 in the amount of $181,000. This note calls for 48 monthly payments of $4,167, including interest at 5.22%. This note is collateralized by specific fixed assets included in the acquisition. The note is payable to Lori G. Hinners, spouse of Todd A. Hinners, a director and officer of the Company, and former President of Maximize I.T., Inc. The Company owes $131,297 as of March 31, 2004 on this debt agreement.

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

	Management has taken and will continue to take steps to improve its liquidity by reducing costs, seeking additional financing and raising additional capital. The Company secured a commitment during March 2004 from a lending institution for a $1.05 million debt facility to replace its existing lending arrangement. The new facility is expected to provide an estimated $200K of additional working capital with terms more favorable than its existing arrangement. Closing of the new credit facility occurred on April 1, 2004
(See Subsequent Events Note 8).


6)	Recent Accounting Pronouncement
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

       The Company develops software that is to be marketed and sold to others, and at March 31, 2004, has capitalized $488,985 of these costs, net of amortization of $13,971 in accordance with Financial Accounting Standards Board Statements (FASB) 2 and 86. Capitalization of these costs ceased during February 2004 when the product became available for general release to customers.

8)	Subsequent Events

	On April 1, 2004, the Company closed a borrowing facility with First Financial Bank with terms more favorable to the Company than those under the prior loan arrangements with Provident Bank. The $1.05M facility consists of a revolving line of credit in the amount of $650,000 with interest at the prime rate plus 0.5%, and a 7 year term note in the amount of $400,000 with interest at the prime rate. The line of credit and note are collateralized by the Company's business assets and limited assets of certain majority shareholders/guarantors. During the term of the loan, The Company must maintain a minimum tangible net worth and a minimum ratio of operating cash flow to current maturities of long-term debt plus interest expense. Additionally, First Financial has provided the Company with a credit card limit of $100,000 for corporate purchasing purposes. Provident Bank was issued stock warrants during 2002 as part of its financing arrangement with the Company. These warrants have been cancelled.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, as filed on Form 10KSB, with the Securities and Exchange Commission.

Description of Business
Mycom Group, Inc. provides a complementary mix of technology products and services. It markets a wide range of software, and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom employs approximately 30 people located in Cincinnati, Ohio.

Mycom's technology services offerings consist of managed services and professional services. The Company markets software applications and managed services using the mycomPRO(TM) brand name. The MycomPRO(TM) brand is made up of a blend of products and services that enhance the performance and security of a company's Network, Internet and email systems. mycomPRO(TM) mailMAX II, the Company's newest offering, is a managed service that blocks both junk email (spam) and viruses before they reach a customer's internal systems and servers. The Company has historically offered professional services that by nature are more labor and cost intensive than managed services. The Company is currently transitioning its focus away from professional service offerings and towards expansion of its managed services offerings. Management believes that its increased focus on managed services will enable the Company to contain its costs, improve cash flow and generate greater profitability on each sale.

Mycom's software sales company, Broughton International, has worked with leading corporations, government agencies, and professional organizations since 1984. Broughton is a value-added reseller, specializing in license and asset management. It's staff holds certifications for Microsoft, Citrix, and McAfee products, and for a number of leading help desk, security, contact management, emulation, and connectivity solutions.



                      Three Months Ended March 31, 2003
                Compared to Three Months Ended March 31, 2004

Result of Operations

During the first quarter of 2004 the Company released its new spam and virus filtering product and repositioned to focus on two basic core offerings, managed services and software sales. As a result, the Company has shifted away from offering certain technical services such as, e-business design and implementation, traditional networking services and technical documentation services and has experienced a decline in revenues. Revenue decreased $151,794 or 8.3% from $1,819,529 during the first quarter of 2003 to $1,667,735 during the first quarter of 2004. Technical services revenues declined by approximately 44% or $113K during the first quarter of 2004 as compared to the first quarter of 2003. Software sales also declined during the same period by 4% or approximately $61K, due to a softer than normal market demand. These declines were somewhat offset by an increase of approximately $22K in managed services, an area that is key to the Company's shift in focus. Managed services revenues increased by 16% during the first quarter of 2004 as compared to the same period in 2003. The Company has initiated an intensified marketing program during the second quarter of 2004 to drive sales of its new spam and virus filtering product MailMaxII.

Operating expenses decreased $195,098 or 10.1% from $1,929,124 during the first
quarter of 2003to $1,734,026 in the first quarter of 2004.    The reduction in
operating expense is largely due to a significant decrease in labor and benefit costs. Labor and benefits decreased 25.1% or $136,652, from $544,071 during the first quarter of 2003 to $407,419 during the first quarter of 2004 and reflects successful implementation of cost initiatives during the latter part of 2003 as well as the Company's repositioning efforts to become a managed service provider as opposed to a labor-intensive technical service provider.

The Company experienced a net loss in the first quarter of 2004 of $ (91,304) as compared to a $ (138,167) net loss during the first quarter of 2003. Management believes that it must concentrate on driving top line revenues, in particular managed services contracts, in order to bring about improvements to net income. Management will continue to strive to contain costs while increasing its focus on marketing initiatives.


Liquidity and Capital Resources


At March 31, 2004, Mycom had a $950,000 line of credit with Provident Bank of Cincinnati, Ohio with a balance of $534,848 and an installment note with a remaining principal balance of $162,652, each instrument at a rate of two percentage points above the Bank's prime rate. The Company has a net working capital deficiency as of March 31, 2004, of approximately $1.978 million that includes the bank line of credit of $534,848. On April 1, 2004, the Company closed a borrowing facility with First Financial Bank with terms more favorable to the Company than those under the prior loan arrangements with Provident Bank. The $1.05M facility consists of a revolving line of credit in the amount of $650,000 with interest at the prime rate plus 0.5%, and a 7 year term note in the amount of $400,000 with interest at the prime rate. The line of credit and note are collateralized by the Company's business assets and limited assets of certain majority shareholders/guarantors. During the term of the loan, The Company must maintain a minimum tangible net worth and a minimum ratio of operating cash flow to current maturities of long-term debt plus interest expense. Additionally, First Financial has provided the Company with a credit card limit of $100,000 for corporate purchasing purposes. Provident Bank was issued stock warrants during 2002 as part of its financing arrangement with the Company. These warrants have been cancelled.

During February, 2004, a former officer/employee exercised an option to purchase 1,000,000 common shares at an exercise price of $.025 per share. As a result, the Company received a payment of $25,000.

The Company currently anticipates its cash balances and funds from operations, together with funds available under its credit facility will be sufficient to meet all of its anticipated cash requirements for at least the next 12 months. General economic and industry conditions could impact the Company's ability to meet anticipated cash requirements. Since the existing credit facility is secured by the assets of the Company, principally consisting of accounts receivable, these uncertainties may directly impact the availability of this credit facility.

Management continues to explore various avenues of procuring additional capital in an effort to strengthen its liquidity.




PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes of substance have occurred from what was previously reported in the company's Form 10-KSB for the period ended December 31, 2003 per Rule 12b-2.

Item 2.  Changes in Securities

During February of 2004, a holder of an option, Clay Lehmann, granted September 24, 2002, for 1,000,000 shares with a price per share of $.025, exercised the option, making a payment of $25,000 to the company.







SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MYCOM GROUP, INC.


				By:  /s/ Rob R. Bransom
				   Rob R. Bransom, Chief Executive Officer

				By:  /s/ Carol J. Weinstein____________
   			           Carol J. Weinstein, Chief Financial Officer

Date:   May 13, 2004


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

Date:   May 13, 2004


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

Date:   May 13, 2004


/s/ Carol J. Weinstein_______________________________________
Carol J. Weinstein, Chief Financial Officer









CERTIFICATIONS PURSUANT TO THE SARBANES OXLEY ACT

Certification

	Each of the undersigned officers of the Mycom Group, Incorporated (the "Company"), certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Company's report Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the United States Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

May 13, 2004			          /s/ Rob R. Bransom
				_________________________________________
				         Chief Executive Officer


May 13, 2004				  /s/ Carol J. Weinstein
	    			_________________________________________
				        Chief Financial Officer

     	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.