Form 10QSB
period 2004-06-30
MYCOM GROUP INC /NV/
filed 2004-08-13
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                For the quarterly period ended June 30, 2004

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 30, 2004, the issuer had 73,748,606 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]



PART I - FINANCIAL INFORMATION


                        MYCOM GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2003, JUNE 30, 2003 AND 2004





                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

ASSETS
							           (See Note 1)		 (unaudited)
                                                                 December 31, 2003        June 30, 2004
                                                                 -----------------     -----------------
Cash                                                                 $   29,901           $    35,388
Accounts receivable, net of allowance for doubtful accounts
 of $15,066 at December 31, 2003, and $6,000 at
 June 30, 2004					         	        939,517               726,727
Prepaid expenses and other assets                                        38,578                27,984
                                                                     ----------            ----------
                                      Total current assets            1,007,996               790,099
						                     ----------	           ----------
Fixed Assets
 Office furniture and equipment                                         727,038               743,810
 Accumulated amortization and depreciation                             (457,045)             (497,005)
                                                                     ----------            ----------
                                      Fixed assets, net                 269,993               246,805

Software development, net of amortization                               411,446               447,072
Goodwill, net of impairment			                	911,140  	      911,140
Other assets                                                             13,589                 4,264
                                                                     ----------            ----------
                                           TOTAL ASSETS              $2,614,164            $2,399,380
                                                                     ==========           ===========

                           LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                             $1,587,535            $1,410,846
   Notes payable, including current maturities                        1,056,177               804,703
   Deferred revenue                                                      91,552                62,196
   Current maturities of obligations under capital leases                 9,670                10,186
                                                                    -----------            ----------
                                         Total current liabilities    2,744,934             2,287,931

   Notes payable, net of current maturities                              81,723               370,076
   Notes payable, related parties (see Note 4)                          947,245               967,888
   Obligations under capital leases				         18,130	               13,715
                                                                     ----------            ----------
                                         TOTAL LIABILITIES            3,792,032             3,639,610
                                                                     ----------            ----------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    5,066,667 and 6,400,001 issued and outstanding at
    December 31, 2003 and June 30, 2004:                               760,000               960,000

   Common stock, 90,000,000 shares authorized,
    72,748,606 and 73,748,606 issued and outstanding at
    December 31, 2003, and June 30, 2004, stated at:		       612,689               637,689

  (Accumulated deficit)                            		     (2,550,557)           (2,837,919)
                                                                     ----------            ----------
TOTAL STOCKHOLDERS'(DEFICIT)                                         (1,177,868)           (1,240,230)
                                                                     ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                         $2,614,164            $2,399,380
                                                                     ==========            ==========

The accompanying notes are an integral part of the financial statements.




                         MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended            Six Months Ended
                                                      June 30                       June 30
                                              -------------------------    ------------------------
                                                  2003         2004            2003        2004
                                              -----------   -----------    -----------  -----------
                                              (unaudited)   (unaudited)    (unaudited)  (unaudited)

                                              -----------   -----------    -----------  -----------
Revenue                                        $2,242,717   $1,362,719     $4,062,246   $3,030,454
                                              -----------   -----------    -----------  -----------
Operating Expenses:
   Cost of products & materials                 1,576,865      928,908      2,849,407    2,152,784
   Labor related expenses                         433,726      367,074        891,382      683,983
   Depreciation                                    28,500       61,795         57,000       95,844
   Rent and other                                 162,242      144,942        332,668      304,134
                                              -----------   -----------    -----------  -----------
Total                                           2,201,333    1,502,719      4,130,457    3,236,745
                                              -----------   -----------    -----------  -----------
   Income (loss) from operations                   41,384     (140,000)       (68,211)    (206,291)
                                              -----------   -----------    -----------  -----------

Other income (expense):

   Interest expense                               (29,753)     (23,424)       (58,324)     (48,437)
                                              -----------   -----------    -----------  -----------
Net income (loss)                                 $11,631    ($163,424)     $(126,535)   $(254,728)
                                              ===========   ===========    ===========  ===========

Dividend requirements on preferred                   --          9,552           --         32,634
 stock

Earning(loss) available for common                $11,631    $(172,976)     $(126,535)   $(287,362)
Shareholders
                                              ===========   ===========    ===========  ===========
Per share information:

Net income (loss) per share                          $nil         $nil           $nil         $nil
                                              ===========   ===========    ===========  ===========
Weighted average common shares
        outstanding, and equivalents           75,915,273   78,829,925     75,581,940    78,514,907
                                              ===========   ===========    ===========  ===========

The accompanying notes are an integral part of these financial statements.




                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Six Months Ended June 30
                                                  2003                  2004
                                               --------------------------------
                                               (unaudited)          (unaudited)
                                               -----------          -----------
Net income (loss)                              $ (126,535)          $ (254,728)

Adjustments to reconcile net (loss) to net cash used in
operating activities:
   Depreciation and amortization                   57,000               95,844
   Decrease (increase) in:
          Accounts receivable                      91,701              212,790
          Prepaid expenses                         24,963               10,594
          Deposits and other                      (13,453)               9,325
          Due to (from) affiliate                 415,966                  --
   Increase (decrease) in:
          Accounts payable and accrued expenses   (66,652)            (176,689)
          Deferred revenue                        107,714              (29,356)
                                               -----------          -----------
             Net cash provided by (used in)       490,704             (132,220)
               operations
                                               -----------          -----------
Cash flows from investing activities:
   Purchases of fixed assets                      (21,078)             (16,772)
   Investment in software development            (211,177)             (91,510)
                                               -----------          -----------
            Net cash (used in) investing         (232,255)            (108,282)
             activities
                                               -----------          -----------
Cash flows from financing activities:
   Leases                                         (11,423)              (3,899)
   Issuance of preferred stock                        --               200,000
   Exercise of stock options                          --                25,000
   Preferred stock dividends                          --               (32,634)
   Payments on notes from related parties             --               (41,933)
   Increase in term debt                         (108,816)             201,891
   Change in line of credit                       (24,175)            (102,436)
                                               -----------          -----------
            Net cash provided by (used in) financing
            activities                           (144,414)             245,989
                                               -----------          -----------
            Net increase (decrease) in cash       114,035                5,487
                                               -----------          -----------
Cash and cash equivalents:
   Beginning of year                              154,511               29,901
                                               -----------          -----------
   End of Period                                $ 268,546             $ 35,388
                                               ===========          ===========

Schedule of non-cash financing and investing activities

  Realization of Goodwill from acquisition       (363,408)                 --
  Realization of current liabilities -             63,408                  --
    acquisition
  Issuance of preferred stock - acquisition       300,000                  --
  Realization of fixed assets - acquisition      (181,000)                 --
  Issuance of long-term debt - acquisition        181,000                  --
                                               -----------          -----------
             Net cash used in non-cash activities     --                   --
                                               -----------          -----------

Supplemental cash flow information:
   Cash paid for interest                       $  44,324              $48,437
                                               ===========          ===========
   Cash paid for income taxes                   $     --               $   --
                                               ===========          ===========

The accompanying notes are an integral part of these financial statements.


                       MYCOM GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 2003 AND 2004 AND DECEMBER 31, 2003

1) Unaudited Statements

The Consolidated Balance Sheet as of June 30, 2004, the Consolidated Statements of Operations for the three and six month periods ended June 30, 2003, and 2004, and the Statements of Cash Flows for the six month periods ended June 30, 2003, and 2004, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2004, and for all periods presented, have been made.

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

Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. The Company owes a total of $946,919 as of June 30, 2004 on these debt agreements. Under the terms of the agreements, as amended, monthly payments of approximately $5,000 will be made through June 1, 2005. Beginning July 1, 2005, the notes will then require payments amortizing the remaining balance over 36 months.

	A long-term note was assumed by Mycom as part of the acquisition of Maximize I.T., Inc. on January 31, 2003 in the amount of $181,000. This note calls for 48 monthly payments of $4,167, including interest at 5.22%. This note is collateralized by specific fixed assets included in the acquisition. The note is payable to Lori G. Hinners, spouse of Todd A. Hinners, a director and officer of the Company, and former President of Maximize I.T., Inc. The
Company owes $120,447 as of June 30, 2004 on this debt agreement.

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

	Management has taken and will continue to take steps to improve its liquidity by reducing costs, seeking additional financing and raising additional capital. The Company secured a new credit facility during April 2004 from a lending institution for a $1.05 million debt facility to replace its previous lending arrangement. The new facility provides an estimated $200K of additional working capital with terms more favorable than its previous arrangement. Additionally, during June 2004 the Company increased its working capital through the sale of $200K of preferred stock to a director of the Company.

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
The Company develops software that is to be marketed and sold to others, and at June 30, 2004, has capitalized $447,072 of these costs, net of accumulated amortization of $55,884, in accordance with Financial Accounting Standards Board Statements (FASB) 2 and 86. Capitalization of these costs ceased when the product became available for general release to customers during the first quarter of 2004, and since this time monthly amortization of the products is being recorded as an expense.


8) Incentive Stock Options and Warrants

Effective March, 2002 the Company issued incentive stock options for 480,000 common shares to six employees that are exercisable after twelve months at a price of $.04 per share. These options expire on February 28, 2007. During 2002 options for 150,000 of these shares were terminated related to two employees whose employment with the Company ceased. In addition, effective September 24, 2002 the Company issued incentive options for 1,000,000 common shares to its former chief financial officer that are exercisable after 12 months at a price of $.025 per share. The 1,000,000 options were exercised during February 2004.

Also, during 2002, a common stock warrant was issued to the Company's bank for 500,000 shares exercisable anytime on or after the earlier of (i) refinancing with a different bank or (ii) an event of default under the Company's loan agreement with the bank. The bank warrant was exercisable at a price of $.03 per share. During the six months ended June 30, 2004, the bank released the Company of any obligation under this warrant agreement upon the pay-off in-full of the Company's obligations to the bank.

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

During June 2004, the Company authorized the issuance of 230,000 incentive stock options to five employees that would be exercisable after twelve months
at a price per share of $.05.    These options expire July 8, 2009.

The following is a table of outstanding options and changes during the years ended 2003 and 2002, and the six months ended June 30, 2004:


			       Employee         Non-employee    Weighted Average
 			       Options            Options       Exercise Price
			      ----------        ------------    ----------------
Options Outstanding,		   -                  -                -
December 31, 2001

Options granted:
   Employees			480,000                               0.040
   Officers		      1,000,000                               0.025
   Non-employees				      -                -

Options expired/forfeited      (150,000)              -              (0.040)
Options exercised                  -                  -                -
			      ----------        ------------    ----------------
Options Outstanding,	      1,330,000               -               0.030
December 31, 2002

Options granted:
   Employees			900,000               -               0.033
   Non-employees		   -

Options expired/forfeited      (100,000)              -              (0.035)
Options exercised		   -                  -                -
			      ----------        ------------    ----------------

Options Outstanding, 	      2,130,000               -               0.030
December 31, 2003

Options granted:
   Employees			230,000               -               0.050
   Non-employees
Options expired/forfeited      (190,000)              -              (0.038)
Options exercised	     (1,000,000)              -              (0.025)



Options Outstanding,	      1,170,000               -               0.037
June 30, 2004
			      ==========        ============    ================


At June 30, 2004, outstanding options vest as follows:


                          Range of Exercise
                                Prices
                          -----------------
                                                 Number of      Weighted Average
   Vested at              High          Low       Shares         Exercise Price
                          -----       -----      ---------      ----------------
December 31, 2002                                       -                   -

December 31, 2003         0.030       0.030        190,000         $      0.030
June 30, 2004             0.035       0.035        400,000         $      0.035
December 31, 2004         0.030       0.030        350,000         $      0.030
July 31, 2005             0.050       0.050        230,000         $      0.050
                          -----       -----      ---------      ----------------
                                                 1,170,000
                                                 =========


If not previously exercised or canceled, options outstanding at June 30, 2004 will expire as follows:


                          Range of Exercise
                                Prices
                          -----------------
                                                 Number of      Weighted Average
Year Ending December 31,  High          Low       Shares         Exercise Price
                          -----       -----      ---------      ----------------
2004                                                   -                    -
2005                                                   -                    -
2006                                                   -                    -
2007                      0.040       0.040        190,000                0.040
2008                      0.035       0.030        750,000                0.030
2009                      0.050       0.050        230,000                0.050
                          -----       -----      ---------      ----------------
                                                 1,170,000
                                                 =========


Pro Forma Stock-Based Compensation Disclosures

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were equal to the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on an estimate of the fair value consistent with the method of SFAS No. 123 at the grant dates for awards under those plans, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.


                               Six Months Ended         Year Ended December 31,
                                June 30, 2004             2003         2002
                               ----------------        ----------   ------------
Net (loss) applicable to
common stockholders
	As reported             $  (287,362)           $ (26,520)   $(2,370,776)
	Pro forma                  (292,025)             (43,916)    (2,377,781)
Net income (loss) per share
applicable to common
stockholders
	As reported             $       Nil            $     Nil    $      (.03)
	Pro forma                       Nil                  Nil           (.03)

Options granted during the years ended December 31, 2003 and 2002 and the six months ended June 30, 2004 consist of:

                                        Weighted average
                                       fair value at grant    Weighted average
Year and Type                                 date             exercise price
------------------------------------   -------------------    ----------------
Year ending December 31, 2002:
Exercise price exceeds fair value             0.030                0.040
Year ending December 31, 2003:
Exercise price exceed fair value              0.030                0.035
Exercise price equals fair value              0.030                0.030
Six months ending June 30, 2004:
Exercise price exceeds fair value             0.030                0.050


The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:

           Expected Volatility:             100%
           Risk-free interest rate:         1.46%
           Expected Dividends:                -
           Expected Term in Years:            5



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

MycomPRO(TM) mailMAX II, the Company's newest offering, is a managed service that blocks both junk email (spam) and viruses before they reach a customer's
internal systems and servers.   Since the product's launch during  the first
quarter of 2004 approximately 40 new contracts with customers have been executed representing more than 7000 mailboxes. Additionally, the Company on July 1,2004 entered into a private label agreement with a software reseller who plans to market the mycomPRO(TM) mailMAXII product using its own brand name.

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

Mycom's software sales company, Broughton International, has worked with leading corporations, government agencies, and professional organizations since 1984. Broughton is a value-added reseller, specializing in license and asset management. It's staff holds certifications for Microsoft and McAfee products, and for a number of leading help desk, security, contact management, emulation, and connectivity solutions.


                       Three Months Ended June 30, 2003
                Compared to Three Months Ended June 30, 2004
                            Result of Operations

Revenue decreased $879,998 or 39% from $2,242,717 during the second quarter of 2003 to $1,362,719 during the second quarter of 2004. This decline was primarily the result of declines in three of the company's revenue segments. The software reselling unit with sales of $1,121,550 declined 31%. Hardware sales of $36,672 were down 78% due to a one-time non-recurring sale of networking equipment that occurred in the second quarter of 2003. Consulting services decreased 50% or $118,618 as the company repositioned its focus towards managed services and technology development. Management expects that the composition of revenues will continue to shift away from higher volume legacy software, product and consulting services towards lower volume managed services that have greater profit potential. The company has recently entered into managed service agreements with 3 colleges or universities and has executed a private label marketing agreement with a software VAR who will resell the mycomPRO(TM) mailMAXII managed services product.

Operating expenses decreased $698,614 or 32% from $2,201,333 in the second quarter of 2003 to $1,502,719. Costs of products and materials declined $647,957 as a result of the decline in revenues. Labor related expense decreased $66,652 or 15% with rent and other expenses declining by $17,300 or 11% as a result of cost savings initiated in prior periods. Depreciation and amortization increased $33,295 or 117%, largely a result of the amortization of software development costs that commenced during the first quarter of 2004. Amortization of software development for the second quarter of 2004 was $41,913.

Interest expense decreased $6,329 or 21% from $29,753 during the second quarter of 2003 to $23,424 during the same period of this year. The decrease is attributed to more favorable terms with the Company's new bank.

Net loss in the second quarter of 2004 was $163,424 compared to net income of $11,631 in the same period of 2003. The loss was due primarily to the decrease in revenues and offset somewhat by lower operating expenses and interest expense. Management believes that it must concentrate on driving top line revenues, in particular managed services contracts, in order to bring about improvements to net income. Management will continue to strive to contain costs while increasing its focus on marketing initiatives.


                        Six Months Ended June 30, 2002
               Compared to the Six Months Ended June 30, 2003

Result of Operations

Revenue decreased $1,031,792 or 25% from $4,062,246 during the first half of 2003 to $3,030,454 during the same period in 2004. This decrease was primarily the result of the Company's transition of focus from software resales and consulting services to managed services and technology development. Software and hardware sales accounted for $719,820 of the decline and consulting services for $270,857 of the decline. As previously mentioned, management is focused on expanding its marketing reach of mycomPRO(TM) mailMAXII and the Company has entered into a number of contracts as a result of these initiatives.

Operating expenses decreased $ 893,712 or 22% from $4,130,457 in the first six months of 2003 to $3,236,745 during the same period of 2004. The decrease in operating expenses is largely attributable to a $696,623 decrease in the cost of products and materials that corresponds to the decrease in revenues. Additionally, the Company decreased its labor, rent and other operating expenses by $235,933 during the first 6 months of 2004 while increasing its depreciation and amortization in the amount of $38,844. The increase in depreciation and amortization is primarily due to the amortization of software development costs that commenced during the first quarter of 2004.

The net loss increased in comparing the first half of 2003 to the same period of 2004 by $ 128,193 from $126,535 to $254,728. The increase in net loss was due primarily to the decrease in sales and offset somewhat by lower operating expenses and interest expense in 2004. The Company is focused upon improved performance during the remainder of 2004 by driving sales of mycomPRO(TM) mailMAXII and through the private labeling of the Company's email filtering technology.


Liquidity and Capital Resources

On April 1, 2004 the Company entered into a new financing arrangement with First Financial Bank that replaced Provident Bank. The new facility consists of a revolving line of credit in the amount of $650,000, with an interest rate of prime plus 0.5% and a 7 year term note in the amount of $400,000 with an interest rate priced at prime. The line of credit and note are collateralized by all business assets and limited assets of certain majority shareholders.
The loans are guaranteed by the same majority shareholders. Additionally, First Financial has provided the Company with a credit card limit of $100,000 for corporate purchasing purposes. As of June 30, 2004 the balances due First Financial were $481,225 on the line of credit and $394,076 on the term note.

Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. These notes were amended during June 2004 in order to reduce a scheduled increase in monthly payments. The Company owes a total of $946,919 as of June 30, 2004 on these debt agreements. Under the terms of the agreements, as amended, monthly payments of approximately $5,000 will be made through June 1, 2005. Beginning July 1, 2005, the notes will then require payments amortizing the remaining balance over 36 months.

During June of 2004, a director of the Company, purchased 1,333,334 shares of Series A Preferred Stock in the amount of $200,000.

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

During June of 2004, a director of the Company, purchased 1,333,334 shares of Series A Preferred Stock in the amount of $200,000.







SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   				    MYCOM GROUP, INC.

				    By:  /s/ Rob R. Bransom
   				    Rob R. Bransom, Chief Executive Officer


				    By:  /s/ Carol J. Weinstein____________
				    Carol J. Weinstein, Chief Financial Officer

Date: August 13, 2004


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

Date:   August 13, 2004


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

Date:   August 13, 2004


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

August 13, 2004				     /s/ Rob R. Bransom
				_________________________________________
					     Chief Executive Officer


August 13, 2004				     /s/ Carol J. Weinstein
				_____________________________________________
					     Chief Financial Officer

     	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.