Form 10QSB
period 2004-09-30
MYCOM GROUP INC /NV/
filed 2004-11-12
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                         For the quarterly period ended
                               September 30, 2004

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2004, the issuer had 73,748,606 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]



PART I - FINANCIAL INFORMATION



                       MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003, SEPTEMBER, 2003 AND 2004


                MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

ASSETS
								   (See Note 1)		  (unaudited)
                                                                 December 31, 2003     September 30, 2004
                                                                 -----------------     -----------------
Cash                                                                 $   29,901           $    27,530
Accounts receivable, net of allowance for doubtful accounts
 of $15,066 at December 31, 2003, and $7,000 at
 September 30, 2004					        	939,517               667,771
Prepaid expenses and other assets                                        38,578                21,738
                                                                     ----------            ----------
                                      Total current assets            1,007,996               717,039
						                     ----------	           ----------
Fixed Assets
 Office furniture and equipment                                         727,038               744,609
 Accumulated amortization and depreciation                             (457,045)             (518,275)
                                                                     ----------            ----------
                                      Fixed assets, net                 269,993               226,334

Software development, net of amortization                               411,446               405,159
Goodwill, net of impairment			                	911,140  	      911,140
Other assets                                                             13,589                 4,264
                                                                     ----------            ----------
                                           TOTAL ASSETS              $2,614,164            $2,263,936
                                                                     ==========           ===========

LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable and accrued expenses                             $1,587,535            $1,340,913
   Notes payable, including current maturities                        1,056,177               877,705
   Deferred revenue                                                      91,552                92,574
   Current maturities of obligations under capital leases                 9,670                10,525
                                                                    -----------            ----------
                                         Total current liabilities    2,744,934             2,321,717

   Notes payable, net of current maturities                              81,723               329,562
   Notes payable, related parties (see Note 4)                          947,245               939,886
   Obligations under capital leases				         18,130	               10,955
                                                                     ----------            ----------
                                         TOTAL LIABILITIES            3,792,032             3,602,120
                                                                     ----------            ----------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    5,066,667 and 7,733,335 issued and outstanding at
    December 31, 2003 and September 30, 2004:                           760,000             1,160,000

   Common stock, 90,000,000 shares authorized,
    72,748,606 and 73,748,606 issued and outstanding at
    December 31, 2003, and September 30, 2004, stated at:		612,689               637,689

  (Accumulated deficit)                            		     (2,550,557)           (3,135,873)
                                                                     ----------            ----------
TOTAL STOCKHOLDERS'(DEFICIT)                                         (1,177,868)           (1,338,184)
                                                                     ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                         $2,614,164            $2,263,936
                                                                     ==========            ==========

The accompanying notes are an integral part of the financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                    Three Months Ended                Nine Months Ended
                                       September 30                      September 30
                                ---------------------------        --------------------------
                                   2003            2004               2003           2004
                                ------------  -------------        ------------  ------------
                                (unaudited)     (unaudited)        (unaudited)    (unaudited)

                                ------------  -------------        ------------  ------------
Revenue                          $2,258,083      $1,350,755         $6,320,329     $4,381,208
                                ------------  -------------        ------------  ------------

Operating Expenses:
   Cost of products & materials   1,645,853       1,049,247          4,495,559      3,202,031
   Labor related expenses           464,013         367,114          1,355,396      1,184,060
   Depreciation and amortization     29,000          63,183             86,000        159,027
   Rent and other                   153,004         118,348            485,373        289,518
                                ------------  -------------        ------------  ------------
Total                             2,291,870       1,597,892          6,422,328      4,834,636
                                ------------  -------------        ------------  ------------
   (Loss) from operations           (33,787)       (247,137)          (101,999)      (453,428)
                                ------------  -------------        ------------  ------------

Other income (expense):
   Interest expense                 (29,459)        (29,895)           (87,783)       (78,332)
                                ------------  -------------        ------------  ------------
Net (loss)                         $(63,246)      ($277,032)         $(189,782)     $(531,760)
                                ============  =============        ============  ============


Dividend requirements on preferred      --           21,298                --          53,556
 stock

(Loss) available for common        $(63,246)      ($298,330)         $(189,782)     $(585,316)
    shareholders
                                ============  =============        ============  ============
Per share information:

Net (loss) per share                   $nil            $nil               $nil         $(0.01)
                                ============  =============        ============  ============
Weighted average common shares
    outstanding and equivalents  76,854,403      80,699,332         76,006,094     79,243,048
                                ------------  -------------        ------------  ------------

The accompanying notes are an integral part of these financial statements.







                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Nine Months Ended September 30
                                                 2003                2004
                                              (unaudited)         (unaudited)
                                             -------------       -------------
Net income (loss)                            $  (189,782)        $  (531,760)

Adjustments to reconcile net (loss) to
net cash used inoperating activities:
   Depreciation and amortization                  86,000             159,027
   Decrease (increase) in:
     Accounts receivable                          91,946             271,745
     Prepaid expenses                             37,421              16,840
     Deposits and other                           (5,712)              9,325
     Due to (from) affiliate                     415,819                 --
   Increase (decrease) in:
     Accounts payable and accrued expenses      (107,460)           (246,622)
     Deferred revenue                             62,938               1,022
                                             -------------       -------------
       Net cash provided by (used in)            391,170            (320,423)
       operations
                                             -------------       -------------

Cash flows from investing activities:
   Purchases of fixed assets                     (52,551)            (17,571)
   Investment in software development           (283,146)            (91,510)
                                             -------------       -------------
     Net cash (used in) investing               (335,697)           (109,081)
     activities
                                             -------------       -------------
Cash flows from financing activities:
   Leases                                         17,374              (6,320)
   Issuance of preferred stock                       --              400,000
   Exercise of stock options                         --               25,000
   Preferred stock dividends                     160,000             (53,556)
   Payments on notes from related parties            --              (28,400)
   Increase in term debt                        (158,061)            163,765
   Change in line of credit                     (130,890)            (73,356)
                                             -------------       -------------
      Net cash provided by (used in) financing  (111,577)            427,133
      activities
                                             -------------       -------------
      Net increase (decrease) in cash            (56,104)             (2,371)
                                             -------------       -------------
Cash and cash equivalents:
   Beginning of year                             154,512              29,901
                                             -------------       -------------
   End of Period                                $ 98,408            $ 27,530
                                             =============       =============

Schedule of non-cash financing and investing activities

  Realization of Goodwill from acquisition      (363,954)                --
  Realization of current liabilities - acquisition63,954                 --
  Issuance of preferred stock - acquisition      300,000                 --
  Realization of fixed assets - acquisition     (181,000)                --
  Issuance of long-term debt - acquisition       181,000                 --
                                             -------------       -------------
     Net cash used in non-cash activities            --                  --
                                             -------------       -------------

Supplemental cash flow information:
   Cash paid for interest                      $  76,842             $78,332
                                             =============       =============

   Cash paid for income taxes                  $     --              $   --
                                             =============       =============


The accompanying notes are an integral part of these financial statements.


                      MYCOM GROUP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SEPTEMBER 30, 2003 AND 2004 AND DECEMBER 31, 2003
                                 UNAUDITED

1) Unaudited Statements

The Consolidated Balance Sheet as of September 30, 2004, the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003, and 2004, and the Statements of Cash Flows for the nine month periods ended September 30, 2003, and 2004, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2004, and for all periods presented, have been made.

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

3) Principles of Consolidation and Financial Reporting

	Effective January 31, 2003 the Company acquired the assets of Maximize I.T., Inc. and expanded into the rapidly growing email/spam filtering, technical security and managed services areas of technology. The Company issued 2,000,000 shares of its series A preferred stock plus assumed liabilities of approximately $200,000 in exchange for the business and its assets Mycom completed a business combination with Broughton on April 16, 2001. Mycom issued 20,000,000 common shares, and promissory notes totaling $1,175,714 in return for 100% ownership of Broughton. The Broughton shareholders also purchased separately 27 million shares of Mycom common stock from the former majority owners of Mycom. As a result of the two transactions, the former shareholders of Broughton gained majority control of the voting rights of 47 million shares of Mycom. The business combination was accounted for as a reverse acquisition since the former controlling shareholders of Broughton acquired controlling interest of Mycom after the business combination. The Company recorded goodwill in the amount of $1,797,761 as a result of this transaction, which was being amortized over a ten-year period. A valuation allowance for the total unamortized balance of this goodwill was provided for in 2002.

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

Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. The Company owes a total of $938,888 as of September 30, 2004 on these debt agreements. Under the terms of the agreements, as amended, monthly payments of approximately $5,000 will be made through June 1, 2005. Beginning July 1, 2005, the notes will then require payments amortizing the remaining balance over 36 months.

	A long-term note was assumed by Mycom as part of the acquisition of Maximize I.T., Inc. on January 31, 2003 in the amount of $181,000. This note calls for 48 monthly payments of $4,167, including interest at 5.22%. This note is collateralized by specific fixed assets included in the acquisition. The note is payable to Lori G. Hinners, spouse of Todd A. Hinners, a director and officer of the Company, and former President of Maximize I.T., Inc. The Company owes $109,479 as of September 30, 2004 on this debt agreement.

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

	Management has taken and will continue to take steps to improve its liquidity by reducing costs, seeking additional financing and raising additional capital. The Company secured a new credit facility during April 2004 from a lending institution for a $1.05 million debt facility to replace its previous lending arrangement. The new facility provides an estimated $200K of additional working capital with terms more favorable than its previous arrangement. Additionally, during 2004 the Company increased its working capital through the sale of $400K of preferred stock to a director of the Company in the amounts of $200,000 during the quarter ending June 30, 2004 and $200,000 during the quarter ending September 30, 2004.



6)	Software Capitalization

The Company develops software that is to be marketed and sold to others, and at September 30, 2004, has capitalized $405,159 of these costs, net of accumulated amortization of $97,797, in accordance with Financial Accounting Standards Board Statements (FASB) 2 and 86. Capitalization of these costs ceased when the product became available for general release to customers during the first quarter of 2004, and since this time monthly amortization of the products is being recorded as an expense.


7) Incentive Stock Options and Warrants

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

The following is a table of outstanding options and changes during the years ended 2003 and 2002, and the nine months ended September 30, 2004:



                                         Employee  Non-employee Weighted Average
                                          Options     Options    Exercise Price
                                        ---------- ------------ ----------------
Options Outstanding, December 31, 2001        -           -                 -
   Options granted:
    Employees                             480,000                         0.040
    Officers                            1,000,000                         0.025
    Non-employees                                         -                 -
Options expired/forfeited                (150,000)        -              (0.040)
Options exercised                             -           -                 -
                                        ---------- ------------ ----------------

Options Outstanding, December 31, 2002  1,330,000         -               0.030
   Options granted:
    Employees                             900,000         -               0.033
    Non-employees                             -
Options expired/forfeited                (100,000)        -              (0.035)
Options exercised                             -           -                 -
                                        ---------- ------------ ----------------

Options Outstanding, December 31, 2003  2,130,000         -               0.030
   Options granted:
    Employees                             230,000         -               0.050
    Non-employees
Options expired/forfeited                (190,000)        -              (0.038)
Options exercised                      (1,000,000)        -              (0.025)


Options Outstanding, September 30, 2004 1,170,000         -               0.037
                                        ========== ============= ===============

At September 30, 2004, outstanding options vest as follows:


                                   Range of Exercise
                                        Prices

                                                    Number of   Weighted Average
         Vested at                   High    Low      Share      Exercise Price
                                                    ---------   ----------------
     December 31, 2002                                  -                  -
     December 31, 2003              0.030   0.030     190,000      $      0.030
     September 30, 2004             0.035   0.035     400,000      $      0.035
     December 31, 2004              0.030   0.030     350,000      $      0.030
     July 31, 2005                  0.050   0.050     230,000      $      0.050
                                                   ----------
                                                    1,170,000
                                                   ==========


If not previously exercised or canceled, options outstanding at September 30, 2004 will expire as follows:


                                   Range of Exercise
                                        Prices

                                                    Number of   Weighted Average
      Year Ending December31,        High    Low      Share      Exercise Price
                                    -----   -----   ---------   ----------------
             2004                                       -                  -
             2005                                       -                  -
             2006                                       -                  -
             2007                   0.040   0.040     190,000            0.040
             2008                   0.035   0.030     750,000            0.030
             2009                   0.050   0.050     230,000            0.050
                                                    ---------
                                                    1,170,000
                                                    =========


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


                                      Nine Months Ended  Year Ended December 31,
                                      ------------------ -----------------------
                                      September 30, 2004   2003          2002
                                      ------------------ ---------  ------------
Net  (loss) applicable to common
stockholders
     As reported                      $     (531,760)    $(26,520)  $(2,370,776)
     Pro forma                              (536,423)     (43,916)   (2,377,781)
Net income (loss) per share
applicable to common
stockholders
     As reported                      $         Nil      $   Nil    $      (.03)
     Pro forma                                  Nil          Nil           (.03)

Options granted during the years ended December 31, 2003 and 2002 and the nine months ended September 30, 2004 consist of:



                                     Weighted average
                                   fair value at grant    Weighted average
         Year and Type                    date             exercise price
---------------------------------  -------------------    ----------------
Year ending December 31, 2002:
 Exercise price exceeds fair value        0.030                 0.040
Year ending December 31, 2003:
 Exercise price exceed fair value         0.030                 0.035
 Exercise price equals fair value         0.030                 0.030
 Nine months ending September 30,
 2004:
 Exercise price exceeds fair value        0.030                 0.050


The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:

             Expected Volatility:               100%
             Risk-free interest rate:          1.46%
             Expected Dividends:                 -
             Expected Term in Years:              5

8) Subsequent Event

On November 10, 2004 a member of the board of directors purchased 1,333,334 shares of Series A Preferred shares in the amount of $200,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, as filed on Form 10KSB, with the Securities and Exchange Commission.

Description of Business

Mycom Group, Inc. provides a complementary mix of technology products and services. It markets a wide range of software, and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom employs approximately 25 people located in Cincinnati, Ohio.

Mycom's technology services offerings consist of managed services and professional services. The Company markets software applications and managed services using the mycomPRO(TM) brand name. The MycomPRO(TM) brand is made up of a blend of products and services that enhance the performance and security of a company's network, Internet and email systems.

MycomPRO(TM) mailMAX II, the Company's newest offering, is a managed service that blocks both junk email (spam) and viruses before they reach a customer's
internal systems and servers.   MycomPRO(TM) mailMAX II scans both inbound and
outbound email checking for viruses, harassing or inappropriate content, pictures and attachments while blocking unwanted spam. It controls attachments, and oversized message delivery and provides unauthorized encryption detection. This feature rich, easily administered email firewall service is a customizable tool kit for monitoring and implementing the varied and unique email usage policies of an organization or at any level within an organization.

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


                Three Months Ended September 30, 2003
          Compared to Three Months Ended September 30, 2004

Result of Operations

Revenue decreased $907,328 or 40% from $2,258,083 during the third quarter of 2003 to $1,350,755 during the third quarter of 2004. This decline was primarily the result of a $697,745 decline in software and hardware sales. The hardware and software reselling unit's sales of $1,108,807 declined 39% as compared to the third quarter of 2003. Revenues from consulting services declined $169,006 or 78% during the third quarter of 2004 as compared to the third quarter of
2003.   Management expects that the composition of revenues will continue to shift away from higher volume legacy software, product and consulting services towards lower volume managed services that have greater profit potential.

During the third quarter of 2004 the company grew its sales of MycomPRO(TM) mailMAX II, the Company's newest managed services offering, by 21% over the previous quarter of 2004. Due to the recurring nature of MycomPRO(TM) mailMAX II contracts, management expects revenues from this product line to grow steadily. The company's marketing efforts include the offer of a free trial evaluation period of the service and have resulted in a number of customers currently in the trial stage.

Operating expenses decreased $693,978 or 30% from $2,291,870 in the third quarter of 2003 to $1,597,892. Costs of products and materials declined $596,606 as a result of the decline in revenues. Labor related expense decreased $96,899 or 21% with rent and other expenses declining by $34,656 or 23% as a result of cost savings initiated in prior periods. Depreciation and amortization increased $34,183 or 118%, largely a result of the amortization of software development costs that commenced during the first quarter of 2004. Amortization of software development for the third quarter of 2004 was $41,913.

Interest expense remained relatively flat increasing only $436 during the quarter ending September 30, 2004 as compared to the same quarter of 2003.

Net loss in the third quarter of 2004 was $277,032 compared to net loss of $63,246 in the same period of 2003. The loss was due primarily to the decrease in revenues and offset somewhat by lower operating expenses and interest expense. Management believes that it must concentrate on driving top line revenues, in particular managed services contracts, in order to bring about improvements to net income. Management will continue to strive to contain costs while increasing its focus on marketing initiatives.


NineMonths Ended September 30, 2003
Compared to the nine Months Ended September 30, 2004

Result of Operations

Revenue decreased $1,939,121 or 31% from $6,320,329 during the first nine months of 2003 to $4,381,208 during the same period in 2004. This decrease was primarily the result of the Company's transition of focus from software resales and consulting services to managed services and technology development.
Software and hardware sales accounted for $1,406,074 of the decline and consulting services for $434,715 of the decline. As previously mentioned, management is focused on expanding its marketing reach of mycomPRO(TM) mailMAXII and the Company has entered into a number of contracts as a result of these initiatives and has a number of prospective customers taking advantage of the free trial evaluation.

Operating expenses decreased $ 1,587,692 or 25% from $6,422,328 in the first nine months of 2003 to $4,834,636 during the same period of 2004. The decrease in operating expenses is largely attributable to a $1,293,528 decrease in the cost of products and materials that corresponds to the decrease in revenues. Additionally, the Company decreased its labor expense by $171,336, rent and other operating expenses by $195,585 during the first nine months of 2004 while increasing its depreciation and amortization in the amount of $73,027. The increase in depreciation and amortization is primarily due to the amortization of software development costs that commenced during the first quarter of 2004.

Interest expense was reduced by $ 9,451 for the first nine months of 2004 as compared to the same nine month period of 2003. The reduction of interest expense from $87,783 during the first nine months of 2003 to $78,332 for the same period of 2004 is primarily a result of improved terms with the company's new lender.

The net loss increased in comparing the first nine months of 2003 to the same period of 2004 by $341,978 from $189,782 to $531,760. The increase in net loss was due primarily to the decrease in sales and offset somewhat by lower operating expenses and interest expense in 2004. The Company is focused upon improved performance during the remainder of 2004 by driving sales of mycomPRO(TM) mailMAXII and through the private labeling of the Company's email filtering technology.


Liquidity and Capital Resources
On April 1, 2004 the Company entered into a new financing arrangement with First Financial Bank that replaced Provident Bank. The new facility consists of a revolving line of credit in the amount of $650,000, with an interest rate of prime plus 0.5% and a 7 year term note in the amount of $400,000 with an interest rate priced at prime. The line of credit and note are collateralized by all business assets and limited assets of certain majority shareholders. The loans are guaranteed by the same majority shareholders. Additionally, First Financial has provided the Company with a credit card limit of $100,000 for corporate purchasing purposes. As of September 30, 2004 the balances due First Financial were $510,305 on the line of credit and $388,482 on the term note.

Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. These notes were amended during September 2004 in order to reduce a scheduled increase in monthly payments. The Company owes a total of $938,888 as of September 30, 2004 on these debt agreements. Under the terms of the agreements, as amended, monthly payments of approximately $5,000 will be made through June 1, 2005. Beginning July 1, 2005, the notes will then require payments amortizing the remaining balance over 36 months.

During August of 2004, a director of the Company, purchased 1,333,334 shares of
Series A Preferred Stock in the amount of $200,000.   During June of 2004 a
director of the Company also purchased 1,333,334 shares of Series A Preferred Stock in the amount of $200,000. During November of 2004 a director of the Company purchased an additional 1,333,334 shares of Series A Preferred Stock in the amount of $200,000 (See Subsequent Event Note 7 to the Consolidated Financial Statements). Sales of Series A Preferred shares have provided the Company with sufficient capital to offset its operating losses during the transition from its legacy platform to managed services.

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

During June of 2004, a director of the Company, purchased 1,333,334 shares of Series A Preferred Stock in the amount of $200,000. The sale was a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

During August of 2004, a director of the Company purchased 1,333,334 shares of Series A Preferred Stock in the amount of $200,000. The sale was a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Series A Preferred Stock is convertable into common shares of the Company at a rate of 1 common share for each preferred share exchanged; provided that the number of common shares issued in exchange for a preferred share will be increased to take into account the difference, if any, between the trading price of the common shares at the time of conversion (if less than $0.15) and the issue price of the preferred shares, $0.15.


SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 				    MYCOM GROUP, INC.

				    By:  /s/ Rob R. Bransom
  			            Rob R. Bransom, Chief Executive Officer


				    By:  /s/ Carol J. Weinstein
				    Carol J. Weinstein, Chief Financial Officer

Date: November 12, 2004


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

Date:   November 12, 2004


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

Date:   November 12, 2004


/s/ Carol J. Weinstein_______________________________________
Carol J. Weinstein, Chief Financial Officer









CERTIFICATIONS PURSUANT TO THE SARBANES OXLEY ACT


Certification

	Each of the undersigned officers of the Mycom Group, Incorporated (the "Company"), certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Company's report Form 10-QSB for the quarterly period ended September 31, 2004, as filed with the United States Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

November 12, 2004				 /s/ Rob R. Bransom
					_____________________________________
						Chief Executive Officer


November 12, 2004				/s/ Carol J. Weinstein
				        _____________________________________
					       Chief Financial Officer

     	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.