Form 10KSB
period 2004-12-31
MYCOM GROUP INC /NV/
filed 2005-03-30
CIK 1070510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
                     For the fiscal year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 6,401,017

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2005 the issuer had 72,998,606 shares of common stock, $0.01 par value, outstanding.

As of March 15, 2004 the aggregate market value of the Common Stock held by non-affiliates, approximately 25,531,273, shares of Common Stock, was approximately $ 1,000,000 based upon the price at which the stock was last sold of approximately $ .04 per share of Common Stock on such date.


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

Effective January 31, 2003 the Company acquired the assets of Maximize I.T., Inc., ("Maximize IT"), and expanded into the rapidly growing email/spam and virus filtering, technical security and managed services areas of technology. The Company issued 2,000,000 shares of its series A preferred stock plus assumed liabilities of approximately $200,000 in exchange for the business and its assets. As part of this transaction Mycom acquired certain intellectual property of Maximize IT including a project plan for a Linux platform spam and virus filtering software product. Mycom developed this product during 2003, using a Linux format, and released the new managed services email filtering product, mycomPRO(R) mailMAX(TM), to it customers during the first quarter of 2004.

During Q4 of 2004 Mycom announced it is starting Beta testing of a new Electronic Mail Archiving service. The archiving service will be offered the first quarter of 2005 as a new option of mycomPRO(R) mailMAX(TM) email scanning firewall service.

In the first quarter of 2005, Mycom announced it entered into an agreement with PGP Corporation, a global leader in enterprise encryption solutions, to include award winning PGP(R) Universal encryption in mycomPRO(R) mailMAX(TM).




B. Business of Issuer

Mycom Group, Inc. provides a complementary mix of technology products and services. It markets a wide range of software, and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom employs approximately 25 people located in Cincinnati, Ohio.

Technology Services

Mycom's technology services offerings consist of managed services and professional services. The Company markets software applications and managed services using the mycomPRO(R) brand name.

The mycomPRO(R) brand is made up of a complimentary blend of products and services that enhance the performance and security of a company's email systems, network, and Internet.

                              mycomPRO(R) mailMAX(TM)

mycomPRO(R) mailMAX(TM), the Company's award winning email filtering system, is a managed service that blocks both junk email (spam) and viruses before they reach a customer's internal systems and servers. In most of today's business and organization environments, spam, pornography and viruses outnumber legitimate email by almost three to one. Each of these unwanted elements poses a unique threat to businesses and organizations. MailMAX provides a tier of protection not available through many regular anti-virus and spam filtering solutions without adding hardware, software and additional work.

Because mailMAX filtering takes place in advance of it's reaching client servers, clients are able to maximize bandwidth and protect their networks by preventing "direct hits". mailMAX filters both incoming and outgoing mail for viruses and spam, to provide assurance that mail containing viruses and inappropriate content is blocked from delivery, thus limiting legal liability exposure. Customers can individually tailor the level of filtering by user groups, departments or individuals. The mailMAX system has the capability of sending summary notifications on blocked email to the individual user and/or to the IT administrator in accordance with the customer's needs.

                    mycomPro(R) Electronic Mail Archiving

During Q4 of 2004 Mycom announced it is starting Beta testing of a new Electronic Mail Archiving service. The archiving service will be offered the first quarter of 2005 as a new option of mycomPRO(R) mailMAX(TM) email scanning firewall service.

The new mailMAX Archiving option will add an important long term document retention dimension enabling companies and organizations to better comply with regulatory requirements such as HIPAA, Sarbanes-Oxley and SEC Rule 17a-4, NASD Rule 3010.

The mycomPRO(R) mailMAX(TM) Archiving Service provides a secure solution to store, search, and retrieve all emails transmitted to and from a mailMAX client. The service will not require additional hardware or software. Because the service will be included within the mailMAX web interface, no additional login information will be required to administer email archiving.

The service will have the option to archive emails that meet certain criteria through text filtering, or simply archive everything. The client can also define security based roles to individuals who maintain the archive. The archived emails will be full-text indexed to allow the administrator to search and retrieve any email message stored within the archive. This will be coupled with a transaction history of anything changed within the archive.

                      mycomPRO(R) mailMAX(TM) with Encryption

In the first quarter of 2005, Mycom announced it entered into an agreement with PGP Corporation, a global leader in enterprise encryption solutions, to include award winning PGP(R) Universal encryption in mycomPRO(R) mailMAX(TM).

The new feature provides all the advantages of private key encryption without the limitations of many current solutions. PGP Universal is automatic and transparent, allowing companies to encrypt some or all of their confidential email based on an enforceable security policy. PGP Universal supports the public key standards used by most enterprises-OpenPGP (RFC 2440) and S/MIME-and also provides a solution for recipients without keys. Mycom has begun beta testing of the new encryption functionality, and plans to introduce it for sale in Q2 of 2005. As legal organizations and corporations deal with Sarbanes Oxley requirements, and health care providers face the privacy restrictions imposed by HIPAA, the need to secure outbound and inbound email is becoming critically important. Encryption adds a very important security element to mailMAX, and separates mailMAX from many of its' competitors.

                            mycomPRO(R) secureMAX

secureMAX is an intrusion detection managed service that provides companies of all sizes security technologies formerly available only to corporations with a large, specialized technical staff. secureMax users receive daily reports on all traffic entering and leaving their network; the system can check alerts from any location with encrypted VPN connection; receive double-check firewall effectiveness with quarterly external security reviews; and users are provided forensic analysis and detail on any security breach. secureMAX affordably adds security expertise to the user's staff as it monitors for intrusion attempts or success; regularly provides attack profile updates; alerts users via e-mail, pager or an encrypted web site; provides in-line or Sniffer IDS configurations; offers optimal upgrades for firewall and VPN; features artificial intelligence scanning tools and no monitoring console is needed.



                            mycomPRO(R) serverMAX

serverMAX is a managed service that proactively provides network management for clients without a full time technology administrator. By monitoring the health of client networks serverMAX keeps clients networks running smoothly and offers a cost saving alternative to staffing.

                          Mycom Professional Services

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

Broughton is a value-added reseller and business partner with leading technology companies such as Microsoft(R), IBM(R), McAfee(R), and WRQ(R). Specializing in license and asset management, Broughton provides desktop software, utilities and solutions for the following:

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

Competition

The Company competes in the commercial information technology products and services markets. These markets are highly competitive and served by numerous firms. In addition, these markets are driven by clients' business requirements and advances in technology. Participants in these markets include: other software resellers, managed service providers, systems consulting and integration firms, application software firms, and general management consulting firms. Most of these competitors are larger and have greater financial resources. In addition, clients may seek to increase their internal IT resources to satisfy their needs. To the degree the Company is successful in competing against such companies, some of the key leveraging factors are:


      *	Mycom has a North American customer base of over 20,000 accounts

      *	The Company focuses on serving small to mid size companies which are not covered by many of their larger competitors

      *	Personalized attention and emphasis on customer satisfaction continues to bring new leads and ongoing "contracted" follow-up work

      *	Integrated design, marketing, communications, security
        expertise and broad technology development skills are combined to provide advantages over smaller or specialty "niche" competitors



Principal Suppliers

During the year ended December 31, 2004 the Company used one supplier for product distribution that amounted to 58% of the Company's total product sales, excluding all services. The costs incurred for this supplier were $3,051,836 in 2004.

Employees

The Company and its subsidiaries have approximately 25 employees, all of whom are full-time.

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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

There were no matters voted upon by shareholders during 2004.

Mycom has scheduled its' next Stockholders meeting for 2:00 PM, June, 14, 2005, to be held at 602 Main Street, Cincinnati, Ohio 45202.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,RELATED STOCKHOLDER MATTERS & SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "MYCO.OB".

The following table sets forth the range of high and low trading prices for the Company's Common Stock for each quarterly period indicated.

                Common Stock

Quarter Ended                  High           Low
-------------                  --------       ----
March 31, 2003			$0.01	      $0.00
June 30, 2003			$0.07	      $0.01
September 30, 2003      	$0.05	      $0.02
December 31,2003		$0.03         $0.01
March 31, 2004       		$0.12         $0.01
June 30, 2004        		$0.09         $0.02
September 30, 2004   		$0.05         $0.02
December 31, 2004               $0.04         $0.02

Common Shareholders

As of December 31, 2004, there were 72,998,606 shares of the Company's common stock outstanding held of record by approximately 170 holders. (This number of persons does not include beneficial owners who hold shares at broker/dealers in "street name").



Recent Sales/Issuance of Unregistered Securities

The Company issued 2,000,000 shares of series A preferred stock on January 31, 2003 in connection with the acquisition of Maximize I.T., Inc. and also sold 1,900,000 preferred shares during 2003 and 4,000,002 preferred shares during 2004 primarily to officers at a price of $0.15 per share. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum, paid quarterly. If at the end of the five-year term the Company's common stock is not trading at a price of $.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals the original investment. There are 10,000,000 shares of series A preferred stock authorized of which 9,066,669 have been issued as of March 15, 2005.

During February of 2004 a former employee exercised 1,000,000 option shares, at an exercise price of two and one-half cents $ (0.025) per share.

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

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

General

During 2004 the Company launched a new email security product, mailMAX, which provided the Company a stream of recurring revenues as it moved through 2004. Mycom established new business strategies in 2004, reducing its focus on professional services and hardware sales, and increasing its focus on managed services. This transition resulted in revenue declines in the services and hardware sales areas and in reductions of overhead and operating costs. During the last quarter of 2004, the company entered into Beta testing of Archiving of electronic mail, and entered into an agreement with PGP Corporation to add Encryption as an optional feature to mailMAX.


Revenues

Revenue decreased $ 2,432,822 from $8,833,839 in 2003, to $6,401,017 in 2004, or 27.5%. This decrease largely resulted from a shift in focus from traditional services to managed services and from declining revenues related to the resale
of third-party software.   Services revenues of $ 806,467 in 2004 decreased
approximately $1.2M or 60% as compared to service revenues of $2,013,792 in 2003. Software sales declined approximately 19% or $1.3M during 2004, from $6.8M in 2003 to $5.5M in 2004. The decline in software revenues resulted from a number of factors including the company's inability to obtain acceptable credit terms to finance large orders, a decrease in the market for emulation software and the company's focus on marketing its new internally developed product.


Operating Costs and Expenses

Operating expenses, decreased $1,821,457 or 21% over 2003. Operating expenses were $8,738,735 in 2003 as compared to $6,917,278 in 2004. The decrease in operating expenses is largely the result of decreased product costs related to a corresponding decrease in sales. Cost of product and materials decreased $1,637,265 or 26% from $6,366,867 in 2003 to $4,729,602 in 2004. Non-product related costs of $2,371,868 and $2,187,676 in 2003 and 2004 respectively, decreased $184,193 in 2004 primarily as a result of decreased labor related expenses in the amount of $610,700. The decrease in labor was offset by increased depreciation and amortization expense related to the development costs of mailMAX and increases in other general and administrative expenses, resulting in an overall decrease of $184,193 in non-product related operating expense.

Other income (expense)

Interest expense increased from $75,730 in 2003 to $102,868 in 2004. The increase in interest is a result of the Company's increased levels of borrowing.

Net (Loss)

The Company experienced a net loss in the amount of $(617,194) during 2004 as compared to a net profit of $ 19,374 during 2003.

Liquidity and Capital Resources

First Financial Bank, National Association, the Company's primary lender, provides Mycom with a renewable line of credit in the amount of $650,000 due March 31, 2005, that bears interest at a rate of one-half (1/2%) percentage point above the Bank's Prime rate. The amount due on the line of credit at December 31, 2004 was $591,711. First Financial Bank also provides the Company with a $400,000 long term note due April 1, 2011 that bears interest at the prime rate, with monthly principal and interest payments in the amount of $3,333.33. The principal balance on the long term note at December 31, 2004 was $385,004.

In November of 2004, Rob R. Bransom, Chairman, and CEO provided a $25,000 loan to the Company secured by a Promissory note payable in three installments, with the final payment due March 10, 2005, at an Interest rate of 8%. The note was amended during March 2005 extending the remaining $15,000 principal balance to July 31, 2005. See Note 11.

In November of 2004, James T. Bobbitt, President and COO provided a $25,000 loan to the Company secured by a Promissory note payable in three installments, with the final payment due March 10, 2005, at an Interest rate of 8%. The note was amended during March 2005 extending the remaining $15,000 principal balance plus accrued interest to July 31, 2005. See Note 11.

During July of 2004, the Company amended its notes with two related parties. The amended notes combined call for 12 monthly payments of approximately $5,000 beginning July 2004, and the remaining balance to be paid in 36 equal monthly
installments from July 2005 to July 2008.   The balance on these
uncollateralized notes that bear interest at 3.0% per annum was approximately $930,622 at December 31, 2004.


During 2004, the Company raised $600K in cash through the sale, to a board member, of 4,000,002 shares of preferred, series A, stock at $.15 per share.
The same board member also amended a subordinated loan in the amount of $200,000 to the Company during December of 2004 bearing interest at a rate of 8%. Interest is paid monthly with a balloon payment of $200,000 due in June 2005.

The Company has a net working capital deficiency at December 31, 2004 of approximately $1.57 million. Included in this deficiency are approximately $462,940 of related party notes and the line of credit. Management is continuing to pursue other financing and capitalization strategies.




ITEM 7. FINANCIAL STATEMENTS.

The information required by Item 7 and an index thereto commences on page 11, following this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A CONTROLS AND PROCEDURES

The Company's management, including the chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2004. Their evaluation concluded that the disclosure controls and procedures are effective as of December 31, 2004 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                             FINANCIAL STATEMENTS
         WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM



	   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

The Board of Directors
Mycom Group, Inc.
Cincinnati, OH

We have audited the accompanying consolidated balance sheets of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2003 and 2004, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2003 and 2004, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the two years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations, and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

January 27, 2004




                       MYCOM GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

ASSETS


                                    December 31, 2003     December 31, 2004
  			            -----------------     -----------------
Cash  	                              $     29,901              $   19,610
Accounts receivable,
net of allowance for
doubtful accounts
of $15,066 at December 31,
2003, and $6,177 at
December 31, 2004.		           939,517                 796,851

Prepaid expenses and
other assets                                38,578                  37,924

                                        ----------              ----------

Total current assets                     1,007,996                 854,385
			                ----------	        ----------
Fixed Assets

Office furniture and equipment             727,038                 773,821

Accumulated depreciation                  (457,045)               (540,819)
                                        ----------              ----------

Fixed assets, net                          269,993                233,002

Software development                       411,446                363,248

Goodwill, net of impairment   	           911,140                911,140

Other assets                                13,589                     --
                                         ----------            ----------

TOTAL ASSETS                             $2,614,164             $2,361,775
                                        ============           ===========

LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities

Current Liabilities
Accounts payable                         $1,259,768              $1,053,880

Accrued Expenses                            327,767                 207,563

Notes payable,
current maturities                        1,056,177               1,078,651

Deferred revenue                             91,552                  70,908

Current maturities of
obligations under capital leases              9,670                  10,881
                                        -----------              ----------

Total current liabilities    	          2,744,934               2,421,883

Notes payable, net of
current maturities                           81,723                 361,004


Notes payable, related
parties (see Note 4)                        947,245                 819,766

Obligations under capital leases             18,130	              8,096
                                         ----------              ----------

TOTAL LIABILITIES                         3,792,032               3,610,749
                                         ----------              ----------

Commitments and contingencies (notes 2 through 12)

Stockholders'(Deficit):
Preferred stock, 10,000,000 shares
authorized, with 5,066,667 and
9,066,669 issued and outstanding	    760,000               1,360,000
at December 31, 2003 and
December 31,2004 respectively

Common stock, 90,000,000 shares authorized,
72,748,606 and 72,998,606
issued and outstanding:		            612,689                 637,689

(Accumulated deficit)         	         (2,550,557)             (3,246,663)
                                         ----------              ----------

TOTAL STOCKHOLDERS'(DEFICIT)             (1,177,868)             (1,248,974)
                                         ----------              ----------

TOTAL LIABILITIES AND
STOCKHOLDERS'(DEFICIT)                   $2,614,164              $2,361,775
                                         ==========              ==========

The accompanying notes are an integral part of the financial statements.



                       MYCOM GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           YEAR ENDED DECEMBER 31

                                                     2003             2004
                                                  -----------      -----------
Revenue                                           $8,833,839       $6,401,017
                                                  -----------      -----------
Operating Expenses:
   Cost of products & materials                    6,366,867        4,729,602
   Labor related expenses                          2,146,337        1,535,637
   Depreciation & Amortization                       106,879          223,484
   Rent and other                                    118,652          428,555
                                                  -----------      -----------
           Total                                   8,738,735        6,917,278
                                                  -----------      -----------
   Income (loss) from operations                      95,104         (516,261)
                                                  -----------      -----------
Other income (expense):
   Gain on asset disposition                              --            1,935
   Interest expense                                  (75,730)        (102,868)
                                                  -----------      -----------
           Net income (loss)                         $19,374        $(617,194)
                                                  ===========      ===========
Dividend requirements on preferred
stock
                                                     (45,894)         (78,911)
Earnings (loss) available for
common shareholders                                  (26,520)        (696,105)

Net income (loss) per share                            $ nil           $ <.01>
                                                  ===========      ===========
Weighted average common shares
   outstanding, and equivalents                   76,095,670       79,832,305
                                                  ===========      ===========


The accompanying notes are an integral part of these financial statements.


                      MYCOM GROUP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) For the period from January 1, 2003 through December 31, 2004

                                                                        Retained
                           Preferred Stock         Common Stock         Earnings       Total
                          -------------------   ---------------------   ------------
                          Shares     Amount     Shares       Amount     (Deficit)
                          ---------  --------   ----------   --------   ------------   ------------
Balance January 1, 2003   1,166,667  $175,000   72,748,606   $612,689   $(2,524,037)   $(1,736,348)

Stock Issued for          2,000,000   300,000                                              300,000
 Acquisition

Sale of Preferred Stock   1,900,000   285,000                                              285,000

Preferred Dividends                                                         (45,894)       (45,894)

Net Income year ended
 December 31,2003                                                            19,374         19,374

Balance December 31, 2003 5,066,667   760,000   72,748,606    612,689    (2,550,557)    (1,177,868)

Cancelled Common Shares                           (750,000)

Common Shares Issued
 for Exercised Options                           1,000,000     25,000                       25,000

Sale of Preferred Stock   4,000,002   600,000                                              600,000

Preferred Dividends                                                         (78,912)       (78,911)

Net Loss year ended
 December 31, 2004                                                         (617,194)      (617,194)

Balance December 31, 2004 9,066,669 $1,360,000  72,998,606   $637,689   $(3,246,663)   $(1,248,974)



The accompanying notes are an integral part of these financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year Ended December 31
                                                 2003                 2004
                                             ------------         ------------
Net income (loss)                             $   19,374          $  (617,194)

Adjustments to reconcile net (loss) to net
 cash used inoperating activities:
   Depreciation, amortization and impairment     106,879              223,484
   Net proceeds on disposal of fixed assets       (1,486)               1,395
      Decrease (increase) in:
          Accounts receivable                     95,146              142,666
          Prepaid and other                       11,675               14,241
          Due to (from) affiliate                 36,229                   --
   Increase (decrease) in:
          Accounts payable and accrued expenses   30,011             (326,092)
          Deferred revenue                        24,665              (20,644)
                                             ------------         ------------
             Net cash provided by (used in)
	     operations			         322,493             (582,144)
                                             ------------         ------------
Cash flows from investing activities:
   Purchases of fixed assets                     (83,633)             (48,178)
   Investment in software development           (411,446)             (91,512)
                                             ------------         ------------
            Net cash (used in) investing        (495,079)            (139,690)
             activities
                                             ------------         ------------
Cash flows from financing activities:
   Capital lease payments                         15,135               (8,823)
   Capital advances on long-term financing            --              192,820
   Issuance of preferred stock                   285,000              600,000
   Notes from related parties                    200,000              (26,593)
   Cash proceeds from exercise of common stock        --               25,000
    options
   Payments on long-term financing              (169,037)                  --
   Preferred stock dividends               	 (45,894)             (78,911)
   Change in line of credit                     (237,228)               8,050
                                             ------------         ------------
     Net cash provided by financing               47,976              711,543
      activities
                                             ------------         ------------
     Net (decrease) in cash                     (124,610)             (10,291)
Cash and cash equivalents:
   Beginning of year                             154,511               29,901
                                             ------------         ------------
   End of period                               $  29,901             $ 19,610
                                             ============         ============

Schedule of non-cash financing and investing activities

  Realization of goodwill from acquisition      (366,887)                  --
  Realization of current liabilities -            66,887                   --
   acquisition
  Issuance of capital stock - acquisition        300,000                   --
  Realization of fixed assets - acquisition     (181,000)                  --
  Issuance of long-term debt - acquisition       181,000                   --
                                             ------------         ------------
     Net cash used in non-cash activities             --                   --
                                             ------------         ------------
Supplemental cash flow information:
   Cash paid for interest                      $  75,730           $  102,738
                                             ============         ============
   Cash paid for income taxes                  $      --           $       --


The accompanying notes are an integral part of these financial statements.

                       MYCOM GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)	Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of both Mycom and Broughton for the two years ended December 31, 2003 and December 31, 2004. All inter-company accounts have been eliminated.

Property and Equipment

Property and equipment are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, ranging from 2 to 10 years. Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.

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

Product Development

The Company has software products in various stages of development as part of its managed services offerings. During 2003 the Company began development of a new virus and spam filtering product mycomPRO(R) mailMAX II. After all research and development had been completed and technological feasibility of the software product was established, costs exclusive of research and development costs were capitalized totaling $411,446 in 2003 and $91,512 in 2004. The product was released during the first quarter of 2004. Amortization expense of $139,710 was recorded in 2004 related to these capitalized costs. Amortization is computed using the straight-line method over a 36 month period in accordance with SFAS 86.

Advertising

Advertising costs are charged to operations when incurred. Advertising and promotional costs are offset by contributions from vendors and these net expenses were $10,342 and $5,158 for the years ended December 31, 2003 and 2004, respectively.

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

Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents, and trade accounts receivables. At December 31, 2004, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally North America. The Company does not require collateral for its trade accounts receivables.

During the years ended December 31, 2003 and 2004 the Company used one supplier for product distribution that amounted to 65% and 58% respectively of the Company's total product sales, excluding all services. The costs incurred for this supplier were $3,873,953 in 2003 and $3,051,836 in 2004. Another supplier represented 12.25% of the Company's total product sales, excluding all services, in 2004. The costs for this supplier during 2004 were $646,465.


Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. The Company had an allowance for doubtful accounts of $15,066 and $6,177 at December 31, 2003 and 2004, respectively.


Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, that, upon implementation, will impact the Corporation's net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Corporation intends to adopt FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net earnings and earnings per share for the year ended December 31, 2004 can be found in Note 10.

There were various other accounting standards and interpretations issued during 2003 and 2004, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.


Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, accounts receivable, and accounts payable approximate their estimated fair values due to their short-term maturities.



2) Line of Credit and Notes Payable

First Financial Bank, National Association, the Company's primary lender, provides Mycom with a renewable line of credit in the amount of $650,000 due March 31, 2005, that bears interest at a rate of one-half (1/2%) percentage points above the Bank's Prime rate. The amount due on the line of credit at December 31, 2004 was $591,711. First Financial Bank also provides the Company with a $400,000 long term note due April 1, 2011 that bears interest at the prime rate with monthly principal and interest payments in the amount of $3,333.33. The principal balance on the long term note at December 31, 2004 was $385,004.


During July of 2004, the Company amended its notes with two related parties. The amended notes call for 12 monthly payments of approximately $5,000 beginning July 2004, and the remaining balance to be paid in 36 equal monthly installments
from July 2005 to July 2008.   The balance on these uncollateralized notes that
bear interest at 3.0% per annum was approximately $930,622 at December 31, 2004.

During 2004, the Company raised $600K in cash through the sale, to a board member, of 4,000,002 shares of preferred, series A, stock at $.15 per share.
The same board member also amended a subordinated loan in the amount of $200,000 to the Company during December of 2004 bearing interest at a rate of 8%. Interest is paid monthly with a balloon payment of $200,000 due in July 2005.




                              December 31, 2004,


Bank line of credit of up to $650,000		       $591,711   (i.)
$58,289 unused at December 31,2004

Term note payable to bank,
payable in monthly installments
of $3,333.33 including interest at
the bank's prime rate,
final payment due April 1, 2011. 			385,004   (i.)

Term note payable to Rob R.
Bransom (Chairman & CEO) payable
in monthly installments of $2540
through June 2005 and $13,321
through the final payment due
June 2008; 3.0% interest rate   	 		465,311   (ii.)

Promissory note payable to Rob R.
Bransom, payable in three installments
With the final payment due July 31, 2005,
Interest rate of 8%.					 25,000   (iii.)

Term note payable to James T.
Bobbitt (President & COO) payable
in monthly installments of $2540
through June 2005 and $13,321
through the final payment due
June 2008; 3.0% interest rate   	 		465,311   (ii.)


Promissory note payable to James T.
Bobbitt, payable in three installments
With the final payment due July 31, 2005,
Interest rate of 8%.
				   			 25,000   (iii.)
Term note payable to Lori G.
Hinners for the acquisition of
Maximize IT payable in monthly
installments of $4166.67 at 5.22%,
final payment due January 31, 2007.   			102,084   (iv.)

Promissory note payable to Lance
M. White (board member) in the
Amount of $200,000.  Monthly
interest payments in the amount of
$1333.33 (8% per annum).  Principal
is due in full upon maturity at
June 20, 2005.		     			 	200,000   (v.)
                                                     ----------
                                       	              2,259,421


Less: amounts due within one year     		      1,078,651
                                                     ----------
Long-term portion                    		     $1,180,769
                                                     ==========



Maturities of the notes payable, including line of credit as of December 31, 2004 are as follows:


2005	      $1,078,651
2006             372,325
2007             337,367
2008             155,573
2009 	          50,502
After 2009	 265,002
               ---------
              $2,259,420
               =========


(i.) The bank line of credit and the term note payable to the bank are collateralized by substantially all of the assets of the Company, with portions Guaranteed by two Directors of the Company and subject to certain financial covenants.

(ii.) The term notes to James T. Bobbitt and Rob R. Bransom are unsecured.

(iii.) The promissory notes to James T. Bobbitt and Rob R. Bransom are unsecured.

(iv.) The term note to Lori L. Hinners is collateralized by specific assets acquired from Maximize IT.

(v.) The note payable to Lance White is collateralized by substantially all of the assets of the Company, subordinate to the bank.

3) Retirement and Stock Plans

The Company sponsors, for all employees, a salary deferral plan, whereby employees can elect to have a portion of their salary deferred. The Company contributes a match based upon a percentage which is determined before the end of each plan year. Matching contributions totaled $11,040 and $7,117 for the years ended December 31, 2003 and 2004, respectively. All such elective deferrals are not subject to current income tax, and are held by a third-party trustee.

The Company has a non-qualified stock/option plan which includes a total of 5,000,000 shares of common stock for direct issuance or issuance pursuant to the exercise of options. The authority to determine the persons to whom shares shall be issued or options shall be granted, the amount of such options, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised and certain other provisions of each option shall be vested in the Company's Board of Directors. This plan was included in a Form S-8 registration with the Securities and Exchange Commission on February 20, 2001. See Note 10.


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

As of December 31, 2004, the Company had total deferred tax assets of approximately $500,000 due to net operating loss carry-forwards Of approximately $2,500,000. The net operating loss carry-forward, if not used, will expire in various years through 2024. A change in control of the Company could result in limitations and restrictions on use of the loss carry-forwards. Because of the uncertainty of potential realization of the tax assets that arise from the net operating carry-forwards the Company has provided a valuation allowance for the entire amount of its tax assets.


                                             12/31/03            12/31/04
	Net operating losses carry forward   $1,750,000 	 $2,500,000

Significant components of the company's net deferred income tax asset are as follows:

	Capital Loss Carry-forward		350,000		    460,000
	Amortization of Goodwill				     40,000
	Deferred tax asset                      350,000             500,000
	Deferred tax allowance		       (350,000)           (500,000)
                                             -----------         -----------
	Net deferred income tax asset		     --		         --

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

	Tax(benefit) at Federal statutory rate		(15)%
	State tax (benefit) net of Federal benefit	 (5)
	Valuation Allowance				 20
                                                        -----
        Tax provision (benefit)			         --

Other temporary differences such as software and equipment, are immaterial differences and are not included in the above calculation.

5) Leases

The Company rents its office facilities and various equipment under leases classified as operating leases that expire at various dates through July 2006.

Future minimum lease payments are as follows:

		2005 	$239,591
		2006 	 117,545
                        --------
                        $357,136

The Company is a lessee under a capital lease for computer equipment that expires in August 2006. Future minimum lease payments required under these capital leases are as follows:


    2005		      $10,881
    2006                        8,096
                              --------
                              $18,977

Less amount representing
interest    		        2,622
                              --------
Net present value of minimum
lease obligations              16,355
Less current portion            8,741
                              --------
Long-term portion              $7,614
                              ========

At December 31, 2003 and 2004 property and equipment includes $31,474 in costs related to capital leases. Accumulated depreciation related to these leases was
$0 at December 31, 2003 and $6,295 at December 31, 2004.   Because the Company
uses a mid-year convention for depreciation expense it did not record depreciation expense during 2003 for the lease that commenced in September 2003.

Rent expenses for the years ended December 31,2003 and 2004 totaled approximately $129,468 and $137,908, respectively.


6) Goodwill

Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets" (FAS 142) which stipulates that goodwill can no longer be amortized. At December 31, 2003 the Company had net unamortized goodwill of $911,140 related to its software reselling business and the acquisition of Maximize IT. In accordance with FAS 142 the Company has and will continue to evaluate its carrying value of goodwill and other intangible assets to determine if there is any impairment in the carrying values. As of December 31, 2004 the Company believes that there is no impairment in the $911,140 carrying value of the goodwill.

December 31, 2002 Balance of Goodwill			$ 544,253

Goodwill from Acquisition of Maximize IT		  366,887

December 31, 2003 Balance of Goodwill			$ 911,140

December 31, 2004 Balance of Goodwill			 $911,140

The Company issued a note payable in the amount of $181,000 and issued 2,000,000 shares of series A preferred stock on January 31, 2003 in connection with the acquisition of Maximize I.T., Inc. The issuance increased preferred stock by $300,000 and debt by $181,000 and was allocated among the assets acquired.

Estimated fair value
	Tangible assets acquired			$181,000
	Liabilities assumed				 (66,887)
	Goodwill					 366,887
                                                        ---------
Purchase price						$481,000
                                                        ---------



7) Preferred Stock and Common Stock

There are 10,000,000 shares of Series A preferred stock authorized of which 9,066,669 have been issued as of December 31, 2004. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $0.15 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals the original investment. The Company may, at any time, purchase all or any portion of the shares (on a pro rata basis) at a price equal to $0.15 per share by delivering a notice to each investor.

The Company issued 2,000,000 shares of series A preferred stock on January 31, 2003 in connection with the acquisition of Maximize I.T., Inc. and also sold 1,900,000 preferred shares during 2003 primarily to officers and 4,000,002 shares to a board member during 2004. The Company continues to offer series A preferred shares to certain private investors. During 2004, preferred dividends were paid or accrued totaling $78,911 based upon a preferred value of $1,360,000 or $.15 per issued preferred share.

The company has 90,000,000 shares of common stock authorized with a par value of $0.01. As of December 31, 2004 and 2003 there were 72,998,606 and
72,748,606 shares, respectively, of the Company's common stock issued and outstanding. During 2004 1,000,000 shares were issued related to the exercise of stock options. Also during 2004, 750,000 shares that were previously issued related to an agreement to perform professional services were cancelled due to non-performance of the agreement to provide professional services.

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

On February 1, 2003, the Company entered into an employment agreement with Todd Hinners to serve as Vice President of Business development. The agreement provides for a term of two years and an annual salary of $100,000. Effective January 1, 2004, in order to reduce operating costs, Mr. Hinners accepted an annual salary rate of $25,000, and the employment agreement term was extended to December 31, 2007. The agreement further provided that additional compensation would be paid for the company's achievement of quarterly profit goals. No incentive payments occurred in 2003 or 2004. The agreement provides for termination without penalty for cause. The agreements may also be terminated without cause by the Company which would result in payment of the base salary to the end of the agreement term.

Employment of Clay Lehmann, the Company's Chief Financial Officer and Vice President of Finance terminated on October 29, 2003. Mr. Lehmann was paid compensation and severance in the amount of $117,648 during 2003. Additionally, an accrual of the remaining severance in the amount of $27,000 was made on the books of the Company during 2003. The unpaid but accrued amount was paid in 2004. During February of 2004, Clay Lehmann, exercised 1,000,000 option shares at a price per share of $.025,making a payment of $25,000 to the company.


10) Stock-based Compensation


Equity Incentive Plan

The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for the years presented. The Corporation has adopted those provisions of FAS 123, Accounting for Stock-Based Compensation, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, that, upon implementation, will impact the Corporation's net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Corporation intends to adopt FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis.

Effective March, 2002 the Company issued incentive stock options for 480,000 common shares to six employees that are exercisable after twelve months at a price of $.04 per share. These options expire on February 28, 2007. During 2002 options for 150,000 of these shares were terminated and during 2004, 290,000 of these options were terminated related to five employees whose employment with the Company ceased. In addition , effective September 24, 2002 the Company issued incentive options for 1,000,000 common shares to its former chief financial officer that were exercised during 2004 at a price of $.025 per share.

Also, during 2002, a common stock warrant was issued to the Company's bank for 500,000 shares exercisable anytime on or after the earlier of (i) refinancing with a different bank or (ii) an event of default under the Company's loan agreement with the bank. The bank warrant was exercisable at a price of $.03 per share. During 2004 the Company was released of any obligation under this warrant agreement.

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

On July 8, 2004, the company issued incentive stock options for 230,000 shares to 5 employees that would be exercisable after twelve months at a price per share of $.05.

Activity in stock options and warrants were as follows for the years ending December 31, 2003 and December 31, 2004:


                                    Stock    Average               Average
                                   Options    Price     Warrants    Price
                                  ---------  -------    --------   -------

Outstanding 12/31/02              1,330,000   0.030      500,000     0.03

Granted to employees during 2003    900,000   0.033
Forfeited during 2003              (100,000)  0.035
Outstanding 12/31/03              2,130,000   0.030      500,000     0.03


Granted to employees during 2004    230,000   0.050
Options exercised	         (1,000,000)  0.025
Forfeited during 2004	           (340,000)  0.040	(500,000)    0.03

Outstanding 12/31/04		  1,020,000   0.037	       0        0


At December 31, 2004, outstanding options vest as follows:

                     Range of Exercise
                           Prices
                     -----------------
                                              Number of         Weighted Average
   Vested at          High        Low          Shares             Exercise Price
                     -----       -----        ---------         ----------------
December 31, 2002                                  -                       -

December 31, 2003    0.030       0.030          40,000            $      0.030
June 30, 2004        0.035       0.035         400,000            $      0.035
December 31, 2004    0.030       0.030         350,000            $      0.030
July 31, 2005        0.050       0.050         230,000            $      0.050
                     -----       -----        ---------         ----------------
                                             1,020,000
                                             ==========

If not previously exercised or canceled, options outstanding at December 31, 2004 will expire as follows:

                           Range of Exercise
                                Prices
                           -----------------
                                                   Number of    Weighted Average
Year Ending December 31,    High        Low         Shares       Exercise Price
                            -----      -----       ---------    ----------------
2004                                                    -                  -
2005                                                    -                  -
2006                                                    -                  -
2007                        0.040      0.040         40,000              0.040
2008                        0.035      0.030        750,000              0.030
2009                        0.050      0.050        230,000              0.050
                            -----      -----       ---------    ----------------
                                                  1,020,000
                                                  ==========


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

                                          Year Ended December 31,
                                           2003            2004
                                        ----------     ------------
Net (loss) applicable to
common stockholders
	As reported                     $ (26,520)      $ (696,105)
	Pro forma                         (43,916)        (696,105)
Net income (loss) per share
applicable to common stockholders

	As reported                     $      Nil      $     (.01)
	Pro forma                              Nil            (.01)

Options granted during the years ended December 31, 2003 and 2004 consist of:

                                        Weighted average
                                      fair value at grant      Weighted average
Year and Type                                 date              exercise price
----------------------------------    -------------------      ----------------
Year ending December 31, 2002:
Exercise price exceeds fair value             0.030                   0.040
Year ending December 31, 2003:
Exercise price exceed fair value              0.030                   0.035
Exercise price equals fair value              0.030                   0.030
Six months ending June 30, 2004:
Exercise price exceeds fair value             0.030                   0.050


The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:

           Expected Volatility:             100%
           Risk-free interest rate:         1.46%
           Expected Dividends:                -
           Expected Term in Years:            5



11) Subsequent Events

During March 2005 James T. Bobbitt and Rob R. Bransom amended the terms of their 3 month promissory notes dated November 2004 that were due to mature on March 10, 2005. The notes that had remaining principal balances of $15,000 per note on March 10, 2005, were extended to become due on July 31, 2005. Interest will continue to accrue at a rate of 8% per annum.


12)Related Party Notes

Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. The Company owes a total of $767,300 as of December 31, 2004 in total on these two debt agreements. Under the terms of the agreements, as amended, monthly payments of $2,540 each will be made through June 1, 2005. Beginning July 1, 2005, each note shall require monthly payments of $13,321 each over the remaining balance over 36 months.

A long-term note was assumed by Mycom as part of the acquisition of Maximize I.T., Inc. on January 31, 2003 in the amount of $181,000. This note calls for 48 monthly payments of $4,167, including interest at 5.22%. This note is collateralized by specific fixed assets included in the acquisition. The note is payable to Lori G. Hinners, spouse of Todd A. Hinners, a director and officer of the Company, and former President of Maximize I.T., Inc. The Company owes $102,084 as of December 31, 2004 on this debt agreement.

During December 2003 a board member provided a subordinated loan in the amount of $200,000 to the Company bearing interest at a rate of 8%. As amended during 2004, interest is paid monthly with a balloon payment of $200,000 due in June of 2005.

The bankline of credit and the term note payable to the bank are collateralized by substanstially all of the assests of the Company, with portioned guaranteed by two Directors of the Company and subject to certain financial covenants.

In November of 2004, Rob R. Bransom, Chairman, and CEO provided a $25,000 loan to the Company secured by a Promissory note payable in three installments, with the final payment due March 10, 2005, at an Interest rate of 8%. The note was amended during March 2005 extending the remaining $20,000 principal balance to July 31, 2005. See Note 11.

In November of 2004, James T. Bobbitt, President and COO provided a $25,000 loan to the Company secured by a Promissory note payable in three installments, with the final payment due March 10, 2005, at an Interest rate of 8%. The note was amended during March 2005 extending the remaining $15,000 principal balance plus accrued interest to July 31, 2005. See Note 11.

During December 2004 the company entered into an agency agreement, with a limited liability company owned by a board member, where financing was provided to procure product from a third-party vendor in the amount of $188,190. The company agreed to repay the related party upon receipt of payments by customers, and to pay a commission in the amount of 10% of the gross profit on the orders. The amount due under this arrangement at December 31, 2004 including accrued commission is $191,404.

PART III

ITEMS 9-12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Company's Board of Directors currently consists of five persons. Directors are elected to serve for one year, or until the next annual meeting of shareholders, and until their successors are elected and qualified. The Company does not currently have an audit committee due to its loss of an outside board member. The Company has been unable to recruit a qualified replacement for the outside board member position during 2004.

     Set forth below is certain information of each Director and executive officer of the Company, including information regarding such person's business experience. The Company's executive officers serve at the discretion of the Board of Directors subject to any contracts of employment.

Name	          Age   Position                              Director Since

Rob R. Bransom	   63  Director, Chairman & Chief Executive Officer     2001
James T. Bobbitt   57  Director, President & Chief Operating Officer    2001
Todd A. Hinners	   42  Director, Vice President of Business Development 2003
Lance White        51  Director  Outside Director                       2001

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



   Name and Address of            Amount and Nature of          Percentage
     Beneficial Owner            Beneficial Ownership(1)        of Class(2)
---------------------------    ----------------------------    -------------
Rob R. Bransom                         20,669,000 (3)(4)            25.19%
James T. Bobbitt                       21,100,000 (3)(4)            25.71%
Todd A. Hinners                         2,510,000 (4)(5)             3.06%
Lance White                            12,255,000 (4)	            14.93%

All officers and Directors             56,534,000 (4)as a group
                                                  (4 persons)  	    68.89%

         (1)Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

         (2)Based on 72,998,606 common shares and 9,066,669 preferred shares outstanding as of March 15, 2005.

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

         (4) Includes 533,333 shares issuable to Mr. Bransom, and 533,333 shares issuable to Mr. Bobbitt, and 2,000,000 shares issuable to Mr. Hinners, and 5,333,336 issuable to Mr. White on the exercise of currently exercisable preferred shares, series A that are convertible to common shares.

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

       Based solely on the Company's review of the copies of those reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company believes that, during 2004 all filing requirements applicable to its officers, Directors, and greater than ten percent beneficial owners were complied with.

     The Securities and Exchange Commission promulgated a new ruling effective March 3, 2003 requiring small business issuers to disclose the Company's adoption of a code of ethics for chief executive and financial officers. The company has developed an code of ethics,that is currently being reviewed by management, counsel and the board of directors. Upon finalization and approval by the board, the code will be published in accordance with current filing regulations.

EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 2004, 2003 and 2002, compensation paid by the Company to its Chief Executive Officer and to other executive officers of the Company who received more than $100,000 in compensation during the fiscal year ended December 31, 2004.


                         SUMMARY COMPENSATION TABLE
                             Annual Compensation

Name and                                   Other       Long-Term  Securities/
Principal Position   Year    Salary($)   Consulting    Bonus($)     Other
------------------- ------  ----------  ------------   ---------  ------------

Rob R. Bransom,      2004     $120,000      -0-           -0-          -0-
Chairman & Chief     2003     $167,504      -0-     	  -0-	       -0-
Executive Officer    2002     $203,127      -0- 	  -0-	       -0-

James T. Bobbitt,    2004     $160,000	    -0-           -0-          -0-
President & Chief    2003     $175,008      -0-           -0-          -0-
Operating Officer    2002     $203,127      -0-	          -0-	       -0-



	On April 16, 2001, the Company entered into substantially similar employment agreements with Rob R. Bransom, to serve as the Company's Chairman & Chief Executive Officer, and James T. Bobbitt, to serve as the Company's President & Chief Operating Officer, (collectively, the "Employees"). The employment agreements provide for a term of three years. The agreements provide for annual salaries of $250,000 each. In order to reduce operating costs in 2002, 2003 and 2004, these executive officers accepted lower levels of compensation. In 2003, Bobbitt accepted a compensation rate of $175,000. In 2003, Bransom accepted a compensation rate of $175,000 for January through June, and a compensation rate of $163,000 for July through December. Effective January 1, 2004, Bobbitt accepted a compensation rate of $160,000 and Bransom accepted a compensation rate of $120,000 annually. The agreements further provide that the agreements may be terminated for cause. The agreements may also be terminated without cause by the Company that would result in a termination penalty equal to one year of the original base salaries, plus other benefits or bonuses, if applicable.

On February 1, 2003, the Company entered into an employment agreement with Todd Hinners to serve as Vice President of Business development. The agreement provides for a term of two years and an annual salary of $100,000. Effective January 1, 2004, in order to reduce operating costs, Mr. Hinners accepted an annual salary rate of $25,000, and the employment agreement term was extended to December 31, 2007. The agreement further provided that additional compensation would be paid for the company's achievement of quarterly profit goals. No incentive payments occurred in 2003 or 2004. The agreement provides for termination without penalty for cause. The agreements may also be terminated without cause by the Company which would result in payment of the base salary to the end of the agreement term.


COMPENSATION OF DIRECTORS

        Non-employee Directors receive $1,000 per quarter for meetings of the Board of Directors. Directors who are also employees of the Company receive no additional compensation.

MYCOM RETIREMENT AND STOCK PLANS

	The Company sponsors, for all employees, a qualified retirement plan under section 401 (k) of the Internal Revenue Code, whereby employees can elect to have a portion of their salary deferred. The Company makes a matching contribution based on a percentage that is determined by the Board of Directors. Matching contributions of $11,040 and $7,117 were made for 2003 and 2004, respectively. All such elective deferrals are not subject to current income tax, and are held by a third-party trustee.

       On December 12, 2000, the Company adopted the Mycom Group, Inc. Stock Plan, a non-qualified plan for the issuance of stock and stock options to eligible participants as defined under the Plan. A total of 5,000,000 shares of common stock are reserved for issuance under the Plan. Pursuant to the terms of the Plan, the Board of Directors has exclusive authority to determine the persons receiving shares or options, the amount of such shares or options, the exercise price subject to each option and the time or times at which all or a portion of each option may be exercised, together with all other provisions for the options. Stock awards totaling 2,610,000 shares have been issued since the inception of the Plan. As of December 31, 2004, stock options granted and remaining exercisable totaled 1,020,000 shares. A Warrant to Purchase 500,000 shares of Common Stock at a price per share of $.03 was issued to The Provident Bank on July 10, 2002 and was cancelled during 2004.

Plan category          Number of securities to be       Weighted average      Number of securities
		       issued upon exercise of          exercise price of     available for future		        outstanding options,
		       outstanding, options & warrants  options & warrants.   issuance
--------------------   -------------------------------  -------------------   --------------------

Equity compensation
plans approved by
security holders

Equity compensation           1,020,000                     $.037                  3,980,000
security holders

			      1,020,000                     $.037                  3,980,000


There were no individual grants of stock options made during the last completed fiscal year to any of the company's executive officers.



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

10.3      Employment Agreement between the Company and T. Clay Lehmann, dated
           April 16, 2001.
           Incorporated by reference, Exhibit 10.3 to Form 10-K filed
           April 1, 2002

10.4	  Share Purchase Agreement for Series A Preferred Shares
           Incorporated by reference, Exhibit 10.4 to Form 10-K filed April 1, 2002

10.5	  Asset Purchase Agreement by and among Mycom Group, Inc (Buyer). and
           Maximize IT, Inc. (Seller) dated January 31, 2003
           Incorporated by reference, Exhibit 10.5 to Form 10-K filed
           March 29, 2004

10.6	  Employment Agreement between the Company and Todd Hinners dated
           February 1, 2003
           Incorporated by reference, Exhibit 10.6 to Form 10-K filed March 29, 2004

10.7	  Promissory Note Payable to Lori Hinners dated  February 1, 2003
           Incorporated by reference, Exhibit 10.7 to Form 10-K filed March 29, 2004

21.1      List of Subsidiaries of the Registrant as of March 29, 2005
           (filed herewith)


(B) During the quarter ended December 31,2004, the Company filed no Reports on Form 8-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1) Audit Fees:

Fees for audit services provided by Schumacher and Associates total approximately $34K for 2003 and approximately $ 33K for 2004, including fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB

(2) Audit Related Fees:

Schumacher and Associates did not bill the Company any audit related fees during 2003 or 2004.

(3) Tax Fees:

Schumacher and Associates did not bill the Company any tax fees during 2003 or 2004.

(4) All Other Fees:

Schumacher and Associates did not bill the Company any other fees during 2003 or 2004.

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

			           MYCOM GROUP, INC.
				   By:  /s/ Rob R. Bransom
				   Rob R. Bransom, Chief Executive Officer


				   By:  /s/Carol J. Weinstein
				   Carol J. Weinstein, Chief Financial Officer

Date:   March 29, 2005



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

Date:   March 29, 2005


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

Date:   March 29, 2005


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



March 29,2005			           /s/ Rob R. Bransom
				_________________________________________
					 Chief Executive Officer


March 29,2005				   /s/ Carol J. Weinstein
				_________________________________________
					  Chief Financial Officer

     	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.





Exhibit 21

Subsidiaries of the Registrant
(as of March 29, 2005)

                                            State of        Percentage
Subsidiary Name                           Incorporation      Ownership
----------------                          -------------     ----------
Bobbitt & Bransom, Inc.                        Ohio              100%