Form 10QSB
period 2005-03-31
MYCOM GROUP INC /NV/
filed 2005-05-16
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
                 For the quarterly period ended March 31, 2005

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31,2005 the issuer had 72,998,606 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]




                          PART I - FINANCIAL INFORMATION


                         MYCOM GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2004, March 31, 2004 AND 2005






                   MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

ASSETS
								    (unaudited)		 (See Note 1)
                                                                   March 31, 2005      December 31, 2004
                                                                 -----------------     -----------------
Cash                                                                $    17,866	          $   19,610
Accounts receivable, net of allowance for doubtful accounts
 of $6,177 at December 31, 2004, and $2,950 at
 March 31, 2005					         	        501,918              796,851
Prepaid expenses and other assets                                        42,854               37,924
                                                                     ----------            ---------
                                      Total current assets              562,638              854,385
						                     ----------	           ---------
Fixed Assets
 Office furniture and equipment                                         779,513               773,821
 Accumulated amortization and depreciation                             (560,609)             (540,819)
                                                                     ----------            ----------
                                      Fixed assets, net                 218,904               233,002

Software development, 					                372,185               363,248
Goodwill, net of impairment			                        911,140  	      911,140
                                                                     ----------            ----------
                                           TOTAL ASSETS              $2,064,867           $ 2,361,775
                                                                     ==========           ===========

LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable			                             $  931,388          $  1,053,880
   Accrued expenses                           			        174,030	              207,563
   Notes payable, including current maturities                        1,171,718             1,078,651
   Deferred revenue                                                     128,751                70,908
   Current maturities of obligations under capital leases                11,246                10,881
                                                                    -----------            ----------
                                         Total current liabilities    2,417,133             2,421,883

   Notes payable, net of current maturities                             356,068               361,004
   Notes payable, related parties (see Note 4)                          730,493               819,766
   Obligations under capital leases				          5,138	                8,096
                                                                     ----------            ----------
                                         TOTAL LIABILITIES            3,508,832             3,610,749
                                                                     ----------            ----------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    9,066,669 issued and outstanding at
    December 31, 2004 and March 31, 2005:                             1,360,000             1,360,000

   Common stock, 90,000,000 shares authorized,
    72,998,606 issued and outstanding at
    December 31, 2004, and March 31, 2005 stated at:		        637,689               637,689

  (Accumulated deficit)                            		     (3,441,654)           (3,246,663)
                                                                     ----------            ----------
TOTAL STOCKHOLDERS'(DEFICIT)                                         (1,443,965)           (1,248,974)
                                                                     ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                         $2,064,867            $2,361,775
                                                                     ==========            ==========


The accompanying notes are an integral part of the financial statements.




                      MYCOM GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended
                                                             March 31
                                                      2005             2004
                                                  (unaudited)       (unaudited)
                                                 -------------     -------------

Revenue                                            $1,189,894        $1,667,735
                                                 -------------     -------------

Operating Expenses:
   Cost of products and materials                     845,893         1,261,200
   Labor and benefits                                 315,133           407,419
   Depreciation                                        61,703            34,049
   Rent & Other                                       106,625            31,358
                                                 -------------     -------------
Total                                               1,329,354         1,734,026
                                                 -------------     -------------
   (Loss) from operations                            (139,460)          (66,291)
                                                 -------------     -------------

Other income (expense):
   Interest expense                                   (27,139)          (25,013)
                                                 -------------     -------------
Net (loss)                                          $(166,599)         $(91,304)
                                                 =============     =============


Dividend requirements on preferred stock              (28,392)          (23,082)

Net (loss) available for common
shareholders                                        $(194,991)        $(114,386)

Per share information:

Net (loss) per share                                    $ nil             $ nil
                                                 =============     =============

Weighted average common shares,
        Outstanding                                82,065,275        78,199,888



The accompanying notes are an integral part of these financial statements.





                        MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Three Months Ended March 31
                                               2005                   2004
                                            (unaudited)            (unaudited)


Net income (loss)                           $ (166,599)            $  (91,304)


Adjustments to reconcile net (loss) to net
cash used in operating activities:
   Depreciation and amortization                61,703                 34,049
   Decrease (increase) in:
          Accounts receivable                  294,933                 86,802
          Prepaid expenses                      (5,560)                15,263
          Deposits and other                        --                  8,029

   Increase (decrease) in:
          Accounts payable                    (122,492)               144,541
          Accrued expense                      (33,533)                   ---
          Deferred revenue                      57,843                (32,843)
                                              ---------              ---------
            Net cash provided by (used in)      86,295                164,537
            operations
                                              ---------              ---------
Cash flows from investing activities:
   Purchases of fixed assets                    (5,692)                    --
   Investment in software development          (50,852)               (91,608)
                                              ---------              ---------
            Net cash (used in) investing       (56,544)               (91,608)
            activities
                                              ---------              ---------

Cash flows from financing activities:
   Leases                                       (2,593)                (2,313)
   Exercise of stock options                        --                 25,000
   Payments on notes from related parties      (42,785)               (20,899)
   Payments on long-term financing              (4,936)               (29,532)
   Preferred stock dividends                   (28,392)               (23,082)
   Change in line of credit                     47,211                (48,814)
                                              ---------              ---------
            Net cash provided by (used in)     (31,495)               (99,640)
            financing activities
                                              ---------              ---------
            Net (decrease) in cash              (1,744)               (26,711)
                                              ---------              ---------
Cash and cash equivalents:
   Beginning of year                            19,610                 29,901
                                              ---------              ---------
   End of Period                              $ 17,866               $  3,190
                                              =========              =========

Supplemental cash flow information:
   Cash paid for interest                     $ 27,139               $ 26,280
                                              =========              =========
   Cash paid for income taxes                 $      -               $      -
                                              =========              =========

The accompanying notes are an integral part of these financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2005 AND 2004
                                  (Unaudited)

1)	Unaudited Statements

       The Consolidated Balance Sheet as of March 31, 2005, the Consolidated Statements of Operations for the three month periods ended March 31, 2004, and 2005, and the Statements of Cash Flows for the three month periods ended March 31, 2004, and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2005, and for all periods presented, have been made.

       These statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as filed on Form 10KSB, with the Securities and Exchange Commission, dated March 29, 2005, and included herein by reference.


2)   	Notes Payable-Related Parties

A long-term note was assumed by Mycom as part of the acquisition of Maximize I.T., Inc. on January 31, 2003 in the amount of $181,000. This note calls for 48 monthly payments of $4,167, including interest at 5.22%. This note is collateralized by specific fixed assets included in the acquisition. The note is payable to Lori G. Hinners, spouse of Todd A. Hinners, a director and officer of the Company, and former President of Maximize I.T., Inc. The Company owes $87,055 as of March 31, 2005 on this debt agreement.

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

During December 2004 the Company entered into an agency agreement, with a limited liability Company owned by a board member, where financing was provided to procure product from a third-party vendor in the amount of $188,190. The Company agreed to repay the related party upon receipt of payments by customers, and to pay a commission in the amount of 10% of the gross profit on the orders. The amount due under this arrangement at March 31, 2005 including accrued commission is $10,354.

During the second quarter of 2005, a board member made 2 separate loans to the Company in the amount of $100,000 each that are repayable on December 15, 2005. The loans will accrue interest at the rate of 8 %.


3)	Basis of Presentation - Going Concern
	The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations in previous years, and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern.

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


4)	Software Capitalization

       The Company develops software that is to be marketed and sold to others, and at March 31, 2004, had capitalized $503,054 of these costs in accordance with Financial Accounting Standards Board Statements (FASB) 2 and 86. Capitalization of these costs related to the development of Mailmax, an email virus and spam filtering software, ceased during February 2004 when the product became available for general release to customers. As of March 31, 2005 the unamortized portion of these costs is $321,333.

	During 2004, the Company began research and development of email encryption and archiving products that are currently being developed in 2005 for release to the public later this year. The Company capitalized $ 50,852 of development costs during the first quarter of 2005.

5)	Subsequent Events
	On April 20, 2005 the Company renewed its $650,000 line of credit with First Financial Bank for a 90 day period ending June 20, 2005 at the rate of prime plus one half percent. The Company also has a term loan with First Financial due April 1, 2011 that remains unchanged. The balance on the term loan is $380,068 at March 31, 2005.

	On April 29, 2005, the Company filed a Certificate of Change with the State of Nevada for the purpose of effecting a reverse stock split. The Company intends to issue one share of common stock for each 10 shares of common stock issued and outstanding on the record date. For any fractional share, the Company will issue one full share of common stock. Series A Preferred stock will be subject to the same reverse stock split at the same 1 share for 10 shares ratio.

	During the second quarter of 2005, a board member made 2 loans to the Company in the amount of $100,000 each that are repayable on December 15, 2005. The loans will accrue interest at the rate of 8%.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as filed on Form 10KSB, with the Securities and Exchange Commission.

Description of Business

Mycom Group, Inc. provides a complementary mix of technology products and services. It markets a wide range of software, and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom employs approximately 25 people located in Cincinnati, Ohio.

Mycom's technology services offerings consist of professional services and managed services. The Company markets software applications and managed services using the mycomPRO(TM) brand name. The MycomPRO(TM) brand is made up of a blend of products and services that enhance the performance and security of a Company's Network, Internet and email systems. mycomPRO(TM) mailMAX II, the Company's newest offering, is a managed service that blocks both junk email
(spam) and viruses before they reach a customer's internal systems and servers. The Company is currently developing email encryption and archiving products to be released later this year.

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



                       Three Months Ended March 31, 2004
                 Compared to Three Months Ended March 31, 2005

Result of Operations

Revenue decreased $477,841 or 28.6% from $1,667,735 during the first quarter of 2004 to $1,189,894 during the first quarter of 2005. This decline was primarily the result of a $445,369 decline in software and hardware sales.
The hardware and software reselling unit's sales of $1,230,249 declined 31 % as compared to the first quarter of 2004. Revenues from consulting services declined $32,509 or 38 % during the first quarter of 2005 as compared to the
first quarter of 2004.   Management expects that the composition of revenues
will continue to shift away from higher volume legacy software, product and consulting services towards lower volume managed services that have greater profit potential.

During the first quarter of 2005 the Company grew its sales of managed services by 4% over the previous quarter. MycomPRO(TM) mailMAX, is the Company's largest revenue product among its' managed services. Due to the recurring nature of MycomPRO(TM) mailMAX contracts, management expects revenues from this product line to grow steadily. The Company's marketing efforts include the offer of a free trial evaluation period of the service and have resulted in a number of customers currently in the trial stage. During the first quarter of 2005, Mycom introduced mailMAX with Encryption, and continued Beta testing of mailMAX with Archiving.

Operating expenses decreased $404,672 or 23.3% from $1,734,026 in the first quarter of 2004 to $1,329,354 in the quarter ending March 31, 2005. The reduction in operating expense during the first quarter of 2005, as compared to the same quarter of 2004, is primarily due to the decrease in revenues, with cost of products and materials decreasing by 32.9% or $415,307, from $1,261,200
in 2004 to $845,893 in 2005.   As a percent of sales, cost of products and
materials decreased 4.5% from 75.6% during the first quarter of 2004 to 71.1% in 2005. Management believes that the increase in margin is due to an increase in higher margin managed services business. Labor and benefits declined $92,286 or 22.7% over the first quarter of 2004. Rent and Other Expense increased $75,267 or 240% from $31,358 during the first quarter of 2004 to $106,625 during the same quarter of 2005. The first quarter of 2004 was unusually low due to the capitalization of costs for the software development of MailmaxII. Depreciation increased 81.2% from $34,049 in Q1 of 2004 to $61,703 in Q1 of 2005. The increase is a result of the amortization of software development costs that began in March 2004.

The Company experienced a net loss in the first quarter of 2005 of $ (166,599) as compared to a $ (91,304) net loss during the first quarter of 2004. Management believes that it must focus on driving top line revenues, in particular managed services contracts, in order to bring about improvements to net income. Management will continue to focus on containment of costs with an increased focus on marketing initiatives.


Liquidity and Capital Resources

Mycom has a line of credit of $650,000 with a balance of $638,932 at March 31, 2005, and a long-term note totaling $380,068 at March 31, 2005 with First Financial Bank. The line of credit bears interest at a rate of one-half percentage point above the Bank's prime rate. The term loan bears interest at the Bank's prime rate. The Company has a net working capital deficiency as of March 31, 2005, of approximately $1.86 million that includes the renewable bank line of credit of $638,932 that is due June 20, 2005. Mycom has reviewed its business plan with the Bank and expects its line of credit to be extended. In addition, management is pursuing other capitalization strategies.


During the second quarter of 2005, a board member loaned the Company $200,000 with terms of 8% interest and a principal maturity date of December 15, 2005.




                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes of substance have occurred from what was previously reported in the Company's Form 10-KSB for the period ended December 31, 2004 per Rule 12b-2.

Item 5.  Other Information

The Board of Directors of Mycom approved a 1 for 10 reverse stock split of its outstanding shares. Shares held as of the close of market trading May 13, 2005 will be split and begin trading on a post split basis May 16, 2005. Holders of partial shares as a result of the split will receive one full common share for the partial share. After the split, Mycom will have about 7.4 million shares outstanding. The total number of authorized common shares will remain at 90 million. The reverse stock split does not materially affect any stockholder's proportionate equity interest in Mycom, nor does it change any rights of the
holders of common stock.   Following the split, stockholders executing trades
will receive confirmations of the number of post-split shares on each of their common stock certificates from the Company transfer agent, Nevada Agency and Trust Company. The Company's post split trading symbol has been changed to MYCM effective May 16, 2005.






SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MYCOM GROUP, INC.

				By:  /s/ Rob R. Bransom
 	  	                Rob R. Bransom, Chief Executive Officer


				By:  /s/ Carol J. Weinstein____________
				Carol J. Weinstein, Chief Financial Officer

Date:   May 13, 2005


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

Date:   May 13, 2005


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

Date:   May 13, 2005


/s/ Carol J. Weinstein_______________________________________
Carol J. Weinstein, Chief Financial Officer









CERTIFICATIONS PURSUANT TO THE SARBANES OXLEY ACT

Certification

	Each of the undersigned officers of the Mycom Group, Incorporated (the "Company"), certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Company's report Form 10-QSB for the quarterly period ended March
31, 2005, as filed with the United States Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

       This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.


May 13, 2005				           /s/ Rob R. Bransom
					______________________________________
						Chief Executive Officer


May 13, 2005				       /s/ Carol J. Weinstein
				        ______________________________________
					        Chief Financial Officer

     	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.