Form 10QSB
period 2005-06-30
MYCOM GROUP INC /NV/
filed 2005-08-16
CIK 1070510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2005

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to ______________

                          Commission file number: 0-29836

			       MYCOM GROUP, INC.
_______________________________________________________________________________
         (Exact name of small business issuer as specified in its charter)


	     Nevada                                     33-0677545
_______________________________________________________________________________
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2005 the issuer had 7,479,871 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]





                        PART I - FINANCIAL INFORMATION


                       MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2004, June 30, 2004 AND 2005



                MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

ASSETS
								    (unaudited)		 (See Note 1)
                                                                   June 30, 2005       December 31, 2004
                                                                 -----------------     -----------------
Cash                                                                $    33,295	         $   19,610
Accounts receivable, net of allowance for doubtful accounts
 of $6,177 at December 31, 2004, and $3,868 at
 June 30, 2005					         	        619,737              796,851
Prepaid expenses and other assets                                        79,647               37,924
                                                                      ----------           ----------
                                      Total current assets              732,679              854,385
						                      ----------           ----------
Fixed Assets
 Office furniture and equipment                                         784,344               773,821
 Accumulated amortization and depreciation                             (580,690)             (540,819)
                                                                      ----------            ----------
                                      Fixed assets, net                 203,654               233,002

Software development, 					                330,272               363,248
Goodwill, net of impairment			                	911,140  	      911,140
                                                                      ----------            ----------
                                           TOTAL ASSETS              $2,177,745           $ 2,361,775
                                                                     =====+=====          ============

LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable			                       	     $1,018,811          $  1,053,880
   Accrued expenses                           			        199,870	              207,563
   Notes payable, including current maturities                        1,404,456             1,078,651
   Deferred revenue                                                     151,787                70,908
   Current maturities of obligations under capital leases                11,630                10,881
                                                                    -----------            ----------
                                         Total current liabilities    2,786,554             2,421,883

   Notes payable, net of current maturities                             351,647               361,004
   Notes payable, related parties (see Note 2)                          691,564               819,766
   Obligations under capital leases				          2,081	                8,096
                                                                     ----------            ----------
                                         TOTAL LIABILITIES            3,831,846             3,610,749
                                                                     ----------            ----------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    9,066,669 issued and outstanding at
    December 31, 2004 and June 30, 2005:                              1,360,000             1,360,000

   Common stock, 90,000,000 shares authorized,
    7,299,861 and 7,479,871  issued and outstanding at
    December 31, 2004, and June 30, 2005 respectively:	                637,689               637,689

  Accumulated (deficit)                            		     (3,692,291)           (3,246,663)
                                                                     ----------            ----------
TOTAL STOCKHOLDERS'(DEFICIT)                                         (1,694,601)           (1,248,974)
                                                                     ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                         $2,137,245            $2,361,775
                                                                     ==========            ==========

The accompanying notes are an integral part of the financial statements.





                       MYCOM GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended       Six Months Ended
                                                   June 30                  June 30
                                          ------------------------- -------------------------
                                              2004         2005         2004        2005
                                          ------------ ------------ ------------ ------------
                                          (unaudited)  (unaudited)  (unaudited)  (unaudited)
                                          ------------ ------------ ------------ ------------

Revenue                                    $1,362,719   $1,331,302   $3,030,454   $2,521,196
                                          ------------ ------------ ------------ ------------
Operating Expenses:
   Cost of products & materials               928,908      974,740    2,152,784    1,820,633
   Labor related expenses                     367,074      332,473      683,983      647,607
   Depreciation                                61,795       61,993       95,844      123,696
   Rent and other                             144,942      150,742      304,134      257,365
                                          ------------ ------------ ------------ ------------
                  Total                     1,502,719    1,519,948    3,236,745    2,849,301
                                          ------------ ------------ ------------ ------------
   (Loss) from operations                    (140,000)    (188,646)    (206,291)    (328,105)
                                          ------------ ------------ ------------ ------------

Other income (expense):
   Interest expense                           (23,424)     (36,865)     (48,437)     (64,004)
                                          ------------ ------------ ------------ ------------
                  Net (loss)                $(163,424)   ($225,511)   $(254,728)   $(392,109)
                                          ============ ============ ============ ============


Dividend requirements on preferred
 stock                                          9,552       25,125       32,634       53,517

Earning(loss) available for common
Shareholders                                $(172,976)   $(250,636)   $(287,362)   $(445,626)
                                          ============ ============ ============ ============

Per share information:

Net (loss) per share                            $(.02)       $(.03)       $(.04)       $(.05)
                                          ============ ============ ============ ============
Weighted average common shares
        outstanding, and equivalents        7,882,993    8,260,875    7,851,491    8,260,875
                                          ============ ============ ============ ============






The accompanying notes are an integral part of these financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended June 30
                                                         2004                2005
                                                     (unaudited)         (unaudited)

Net income (loss)                                    $  (254,728)       $  (392,109)

Adjustments to reconcile net (loss) to net cash used in
operating activities:
   Depreciation and amortization                          95,844            123,696
   Decrease (increase) in:
          Accounts receivable                            212,790            177,114
          Prepaid expenses                                10,594             (1,223)
          Deposits and other                               9,325                 --
   Increase (decrease) in:
          Accounts payable and accrued expenses         (176,689)           (42,762)
          Deferred revenue                               (29,356)            80,879
                                                       ----------         ----------
             Net cash  (used in) operating activities   (132,220)           (54,405)
                                                       ----------         ----------
Cash flows from investing activities:
   Purchases of fixed assets                             (16,772)           (10,522)
   Investment in software development                    (91,510)           (50,852)
                                                       ----------         ----------
            Net cash (used in) investing activities     (108,282)           (61,374)
                                                       ----------         ----------

Cash flows from financing activities:
   Leases                                                 (3,899)            (5,266)
   Issuance of preferred stock                           200,000                 --
   Exercise of stock options                              25,000                 --
   Preferred stock dividends                             (32,634)           (53,517)
   Change in notes from related parties                  (41,933)           148,325
   Change in term debt                                   201,891             (9,357)
   Change in line of credit                             (102,436)            49,279
                                                       ----------         ----------
            Net cash provided by  financing activities   245,989            129,464
                                                       ----------         ----------
            Net increase in cash                           5,487             13,685
                                                       ----------         ----------
Cash and cash equivalents:
   Beginning of year                                      29,901             19,610
                                                       ----------         ----------
   End of Period                                        $ 35,388           $ 33,295
                                                       ==========         ==========

Supplemental cash flow information:
   Cash paid for interest                                $48,437            $64,004
                                                       ==========         ==========
   Cash paid for income taxes                            $    --            $    --
                                                       ==========         ==========

Non-Cash Transaction

During the six months ended June 30,2005 the Company issued shares of common stock in exchange for future services valued at $40,500.


The accompanying notes are an integral part of these financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 AND 2004
                                   (Unaudited)

1)	Unaudited Statements

       The Consolidated Balance Sheet as of June 30, 2005, the Consolidated Statements of Operations for the three and six month periods ended June 30, 2004, and 2005, and the Statements of Cash Flows for the six month periods ended June 30, 2004, and 2005, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2005, and for all periods presented, have been made.

       These statements should be read in conjunction with the company's audited financial statements for the year ended December 31, 2004, as filed on Form 10KSB, with the Securities and Exchange Commission, dated March 29, 2005, and included herein by reference.


2)   	Notes Payable-Related Parties

A long-term note was assumed by Mycom as part of the acquisition of Maximize I.T., Inc. on January 31, 2003 in the amount of $181,000. This note calls for 48 monthly payments of $4,167, including interest at 5.22%. This note is collateralized by specific fixed assets included in the acquisition. The note is payable to Lori G. Hinners, spouse of Todd A. Hinners, a director and officer of the Company, and former President of Maximize I.T., Inc. The Company owes $75,687 as of June 30, 2005 on this debt agreement.

During December 2003 a board member provided a subordinated loan in the amount of $200,000 to the Company bearing interest at a rate of 8%. During the second quarter of 2005 the same board member provided an additional $200,000 loan to the Company. The note has been amended at the same 8% rate of interest with a balloon payment of $400,000 in principal due in December 2005. Interest is being paid monthly.

On April 20, 2005 the company renewed its $650,000 line of credit with First Financial Bank for a 90 day period ending June 20, 2005 at the rate of prime plus one half percent. The company also has a term loan with First Financial due April 1, 2011 that remains unchanged. The balance on the term loan is $375,647 at June,30, 2005. Mycom has reviewed its business plan with the Bank and its line of credit has been extended and is scheduled for renewal following the closing of the sale of assets which is to occur prior to August 31, 2005. In addition, management is pursuing other capitalization strategies.

The bank line of credit and the term note payable to the bank are collateralized by substantially all of the assets of the Company, with portions Guaranteed by two Directors of the Company and subject to certain financial covenants.

During July of 2005, the Company amended its notes with two related parties.
The amended notes call for 12 monthly payments of approximately $5,000 beginning July 2005, and the remaining balance to be paid in equal monthly installments
from July 2005 to May 2009.   The balance on these uncollateralized notes that
bear interest at 3.0% per annum was approximately $913,842 at June 30, 2005.

During July of 2005, the Company amended a promissory note with a related party that had a principal balance due at July 31, 2005 in the amount of $15,000.
The same related party had loaned the company an additional $5000 during June of 2005. The new promissory note in the principal amount of $20,000 bears interest at 8% and is due August 31, 2005.

During July of 2005, the Company amended a promissory note with a related party that had a principal balance due at July 31, 2005 in the amount of $15,000.
The same related party had loaned the company an additional $6,500 during June of 2005. The new promissory note in the principal amount of $21,500 bears interest at 8% and is due August 31, 2005.

During December 2004 the Company entered into an agency agreement, with a limited liability Company owned by a board member, where financing was provided to procure product from a third-party vendor in the amount of $188,190. The Company agreed to repay the related party upon receipt of payments by customers, and to pay a commission in the amount of 10% of the gross profit on the orders. As of June 30, 2005 these amounts have been paid in full.


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

4)	Reverse Stock Split

	Effective May 16, 2005 the Company's board of directors approved a one for ten reverse split of its common stock. All references to common stock have been retroactively adjusted to give effect to this reverse stock split.

5)	Software Capitalization

       The Company develops software that is to be marketed and sold to others, and at June 30, 2005, had capitalized $503,054 of these costs in accordance with Financial Accounting Standards Board Statements (FASB) 2 and 86. Capitalization of these costs related to the development of Mailmax, an email virus and spam filtering software, ceased during February 2004 when the product became available for general release to customers. As of June 30, 2005 the unamortized portion of these costs is $279,420.

       During 2004, the Company began research and development of email encryption and archiving products that are currently being developed in 2005 for release to the public later this year. The Company capitalized $ 50,852 of development costs related to encryption and archiving during the first quarter of 2005.

    The Company has announced that it has entered into a letter of intent to sell the Mailmax software assets and all intellectual property rights of the software, including email encryption and archiving software that is in development, to a third party. (See subsequent events Note 5). As a result of this announcement the Company ceased capitalization of software development costs and did not capitalize any costs related to software development during the second quarter of 2005.

6)	Common Stock

On May 4, 2005 the Company issued 50,000 shares of common stock on a post-split basis for services to be rendered pursuant to the Company's stock option plan. On May 6, 2005 the Company issued 130,000 shares of restricted common stock on
a post-split basis for services to be rendered.   These shares have been
recorded as prepaid expenses in the amount of $40,500.

7)	Subsequent Events

On July 15, 2005 the Company announced that it has entered into a letter of intent with Secure Pipe Inc. for the sale of the assets of Mycom's Managed Services Division and for the mailMAX(TM) Email Filtering Technology. The terms of the sale, which will include cash, assumption of certain liabilities, and royalty, will be announced at a later date. Closing is expected to take place prior to August 31, 2005.


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

Mycom's technology services offerings consist of professional services and managed services. The Company markets software applications and managed services using the mycomPRO(TM) brand name. The MycomPRO(TM) brand is made up of a blend of products and services that enhance the performance and security of a company's Network, Internet and email systems. mycomPRO(TM) mailMAX II, the Company's newest offering, is a managed service that blocks both junk email
(spam) and viruses before they reach a customer's internal systems and servers. The Company is currently under a letter of intent to sell the assets of this segment of the business. (See Subsequent Events Note 5).

Mycom's software sales company, Broughton International, has worked with leading corporations, government agencies, and professional organizations since 1984. Broughton is a value-added reseller, specializing in license and asset management. It's staff holds certifications for Microsoft, and McAfee products, and for a number of leading help desk, security, contact management, emulation, and connectivity solutions.



                        Three Months Ended June 30, 2004
                  Compared to Three Months Ended June 30, 2005

Result of Operations

Revenue for the second quarter of 2005 of $1,331,302 showed a 2% decline when compared to the second quarter of 2004 revenues of $1,362,719. Having experienced significant revenue declines in previous quarters, management is pleased with the quarter's revenue performance.


Operating expenses increased $17,229 or 1% from $1,502,719 in the second quarter of 2004 to $1,519,948 in the quarter ending June 30, 2005. The increase in operating expense during the first quarter of 2005, as compared to the same quarter of 2004, is primarily due to an approximate 5% increase in the cost of products and materials increasing by $45,832 from $ 928,908 in the quarter
ending June 30, 2004 to $ 974,740 in the second quarter of 2005.   Labor and
benefits for the second quarter of 2005 declined $34,601 or 9 % over the second quarter of 2004. Rent and Other Expense increased $5,800 or 4%.

The Company experienced a net loss in the second quarter of 2005 in the amount of $(225,511) as compared to a $(163,424) net loss during the second quarter of 2004. As a result of continued losses, the Company has entered into a letter of intent to sell its managed services segment of the business in an effort to reduce its cost structures, to bring working capital into the Company and to curtail future expenditures related to software development.

                        Six Months Ended June 30, 2004
                  Compared to Six Months Ended June 30, 2005
                             Result of Operations

Revenue decreased $509,258 or 16.8% during the first six months of 2005 from $2,521,196 as compared to $3,030,454 during the same period of 2004. This decline was primarily the result of a $445,369 decline in software and hardware sales that occurred during the first quarter of 2005.

Operating expense decreased $387,444 or 18% from $3,236,745 in the first half of 2004 to $2,849,301 in the six months ending June 30, 2005. The reduction in operating expense during the first half of 2005, as compared to the same period of 2004, is primarily due to the decrease in revenues. Cost of products and materials which are included in operating expense, decreased by 15% or $332,151, from $2,152,784 in 2004 to $1,820,633 for the six month period ending June 30, 2005. Labor and benefits showed improvement declining from $683,983 in 2004 to $647,607 during 2005. Rent and other expense also showed improvement of 15%, declining from June 30, 2004 in the amount of $304,134 to $257,365 for the six months ending June 30, 2005.

The Company experienced a net loss in the first half of 2005 of $ (392,109) as compared to a $ (254,728) net loss during the first half of 2004. As a result of continued losses, the Company has entered into a letter of intent to sell its managed services segment of the business in an effort to reduce its cost structures, to bring working capital into the Company and to curtail future expenditures related to software development.




Liquidity and Capital Resources

Mycom has a line of credit of $650,000 with a balance of $640,990 at June 30, 2005, and a long-term note totaling $375,647 at June 30, 2005 with First Financial Bank. The line of credit bears interest at a rate of one-half percentage point above the Bank's prime rate. The term loan bears interest at the Bank's prime rate. The Company has a net working capital deficiency as of June 30, 2005, of approximately $2.1 million that includes the renewable bank line of credit of $640,990 that was due June 20, 2005. Mycom has reviewed its business plan with the Bank and its line of credit has been extended and is scheduled for renewal following the closing of the sale of assets which is to occur prior to August 31, 2005. In addition, management is pursuing other capitalization strategies.


During the second quarter of 2005, a board member loaned the company $200,000 with terms of 8% interest and a principal maturity date of December 15, 2005


On July 15, 2005 the Company announced that it has entered into a letter of intent with Secure Pipe Inc. for the sale of the assets of Mycom's Managed Services Division and for the mailMAX(TM) Email Filtering Technology. The terms of the sale, which will include cash, assumption of certain liabilities, and royalty, will be announced at a later date. Closing is expected to take place prior to August 31, 2005.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes of substance have occurred from what was previously reported in the company's Form 10-KSB for the period ended December 31, 2004 per Rule 12b-2.

Item 5.  Other Information

The Board of Directors of Mycom approved a 1 for 10 reverse stock split of its outstanding shares. The split applied to shares held as of the close of market trading May 13, 2005 and trading began on a post split basis May 16, 2005. Holders of partial shares as a result of the split received one full common share for the partial share. After the split, Mycom has 7,479,871 shares outstanding. The total number of authorized common shares remains at 90 million. The reverse stock split did not materially affect any stockholder's proportionate equity interest in Mycom, nor did it change any rights of the
holders of common stock.   Stockholders that execute trades subsequent to the
split will receive confirmations of the number of post-split shares on each of their common stock certificates from the Company transfer agent, Nevada Agency and Trust Company. The Company's post split trading symbol was changed to MYCM.OB effective May 16, 2005.

On May 4, 2005 the Company issued 50,000 shares of common stock on a post-split basis for services to be rendered pursuant to the Company's stock option plan.

On May 6, 2005 the Company issued 130,000 shares of restricted common stock on a post-split basis for services to be rendered.







SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MYCOM GROUP, INC.

				By:  /s/ Rob R. Bransom
				Rob R. Bransom, Chief Executive Officer


				By:  /s/ Carol J. Weinstein
				Carol J. Weinstein, Chief Financial Officer

Date:   August 15, 2005



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

Date:   August 15, 2005


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

Date:   August 15, 2005


/s/ Carol J. Weinstein_______________________________________
Carol J. Weinstein, Chief Financial Officer









CERTIFICATIONS PURSUANT TO THE SARBANES OXLEY ACT

Certification

	Each of the undersigned officers of the Mycom Group, Incorporated (the "Company"), certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Company's report Form 10-QSB for the quarterly period ended June
30, 2005, as filed with the United States Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

       This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.


August 15, 2005				           /s/ Rob R. Bransom
					______________________________________
						Chief Executive Officer


August 15, 2005				       /s/ Carol J. Weinstein
				        ______________________________________
					        Chief Financial Officer

     	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.