Form 10QSB
period 2005-09-30
MYCOM GROUP INC /NV/
filed 2005-11-21
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005 the issuer had 7,479,871 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]




                        PART I - FINANCIAL INFORMATION


                       MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2004, SEPTEMBER 30, 2004 AND 2005






                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

ASSETS
								    (unaudited)		 (See Note 1)
                                                                September 30, 2005     December 31, 2004
                                                                ------------------     -----------------
Cash                                                                $    18,748	          $   19,610
Cash Escrow					                         70,000	                   -
Accounts receivable, net of allowance for doubtful accounts
 of $6,177 at December 31, 2004, and $5,368 at
 September 30, 2005				  	         	506,904              796,851
Prepaid expenses and other assets                                        33,331               37,924
                                                                     ----------            ----------
                                      Total current assets              628,983              854,385
						                     ----------	           ----------
Fixed Assets
 Office furniture and equipment                                         162,754               773,821
 Accumulated amortization and depreciation                             (138,647)             (540,819)
                                                                     ----------            ----------
                                      Fixed assets, net                  24,107               233,002

Software development, 					     	              -               363,248
Goodwill, net of impairment			                	      -  	      911,140
                                                                     ----------            ----------
                                           TOTAL ASSETS              $  653,090           $ 2,361,775
                                                                     ==========           ===========

                      LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable			                    	  $     582,739          $  1,053,880
   Accrued expenses                           			        212,447	              207,563
   Notes payable, including current maturities                        1,205,241             1,078,651
   Deferred revenue                                                          -                 70,908
   Current maturities of obligations under capital leases                    -                 10,881
                                                                    -----------            ----------
                                         Total current liabilities    2,000,427             2,421,883

   Notes payable, net of current maturities                             354,163               361,004
   Notes payable, related parties (see Note 2)                          178,092               819,766
   Obligations under capital leases				             -	                8,096
                                                                     ----------            ----------
                                         TOTAL LIABILITIES            2,532,682             3,610,749
                                                                     ----------            ----------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    9,066,669 issued and outstanding at
    December 31, 2004 and September 30, 2005:                         1,360,000             1,360,000

   Common stock, 90,000,000 shares authorized,,
    7,299,861 and 7,479,871  issued and outstanding at
    December 31, 2004, and September 30, 2005 respectively:             678,189               637,689

  Accumulated (deficit)                            		     (3,917,781)           (3,246,663)
                                                                     ----------            ----------
TOTAL STOCKHOLDERS'(DEFICIT)                                         (1,879,592)           (1,248,974)
                                                                     ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                         $  653,090            $2,361,775
                                                                     ==========            ==========

The accompanying notes are an integral part of the financial statements.




                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended             Nine Months Ended
                                                  September 30                  September 30
                                            ------------------------      -----------------------
                                                2004         2005             2004        2005
                                            -----------  -----------      ----------- -----------
                                            (unaudited)  (unaudited)      (unaudited) (unaudited)

                                            -----------  -----------      ----------- -----------
Revenue from continuing operations          $1,207,543   $1,212,692       $3,886,984  $3,416,272
                                            -----------  -----------      ----------- -----------

   Cost of sales from continuing operations  1,025,787      959,780        3,113,185   2,730,242
                                            -----------  -----------      ----------- -----------

Gross profit from continuing operations        181,756      252,912          773,799     686,030

Operating Expenses:
   Labor related expenses                      183,587      171,719          606,457     543,559
   Depreciation                                  8,846        7,362           22,305      23,637
   Rent and other                               67,571       64,069          149,036     181,512
                                            -----------  -----------      ----------- -----------
Total                                          260,004      243,150          777,798     748,708
                                            -----------  -----------      ----------- -----------
 Income (loss) from operations                 (78,248)       9,762           (3,999)    (62,678)
                                            -----------  -----------      ----------- -----------
Other income (expense):
   Interest expense                            (26,905)     (29,552)         (70,499)    (87,125)

                                            -----------  -----------      ----------- -----------
   Net (loss) from continuing operations      (105,153)     (19,790)         (74,498)   (149,803)
                                            -----------  -----------      ----------- -----------
Discontinued Operations:
  (Loss) from discontinued operations         (171,879)    (218,396)        (457,262)   (480,492)
                                            -----------  -----------      ----------- -----------

  Gain on sale of discontinued operations           -        42,125               -       42,125
  Net (loss) from discontinued operations     (171,879)    (176,271)        (457,262)   (438,367)

                                            ===========  ===========      =========== ===========
    Net (loss)                               $(277,032)   ($196,061)       $(531,760)  $(588,170)
                                            ===========  ===========      =========== ===========

Dividend requirements on preferred              21,298       29,431           53,556      82,948
  stock

(Loss) available for common
Shareholders                                 $(298,330)   $(225,492)       $(585,316)  $(671,118)
                                            ===========  ===========      =========== ===========

Per share information:
Continuing operations                            $(.02)         nil            $(.01)      $(.03)
Discontinued operations                          $(.02)       $(.01)           $(.06)      $(.05)
Net (loss) per share                             $(.04)       $(.03)           $(.07)      $(.08)
                                            ===========  ===========      =========== ===========
Weighted average common shares
        outstanding, and equivalents         8,069,933    8,386,528        7,924,305   8,303,159
                                            ===========  ===========      =========== ===========


The accompanying notes are an integral part of these financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended September 30
                                                        2004               2005
                                                     (unaudited)        (unaudited)
Cash Flows From (Used in):
  Operating Activities of Continuing Operations
  Net income (loss)                                  $ (531,760)        $ (588,170)
  Less: Net (loss) from discontinued operations        (457,262)          (438,367)
 Net (loss) from continuing operations                  (74,498)          (149,803)
                                                    -------------      -------------

Adjustments to reconcile net (loss) to net cash used
in operating activities of continuing operations:
   Depreciation and amortization                         22,305             23,637
   Stock issued for services                                 -              40,500
   Decrease (increase) in:
          Accounts receivable                           271,745            289,947
          Prepaid expenses                               16,840              4,593
          Deposits and other                              9,325                 --
   Increase (decrease) in:
          Accounts payable and accrued expenses        (246,622)          (237,194)
          Deferred revenue                                1,022             43,601
                                                    -------------      -------------

Net cash provided by operating activities of
continuing operations                                       117             15,281
                                                    -------------      -------------

Cash flows from investing activities of                      -                  -
continuing operations


Cash flows from financing activities:
   Leases                                                (6,320)           (14,919)
   Issuance of preferred stock                          400,000
   Exercise of stock options                             25,000                 --
   Preferred stock dividends                            (53,556)           (82,948)
   Change in notes from related parties                 (28,400)           (94,926)
   Change in term debt                                  163,765            (63,402)
   Change in line of credit                             (73,356)           (94,428)
                                                    -------------      -------------
        Net cash provided (used in) by                  427,133           (350,623)
        financing activities                        -------------      -------------

Net Cash provided by (used in) activities
of continuing operations                                427,250           (335,342)
                                                    -------------      -------------
Discontinued Operations:
Net cash (used in) activities of discontinued
 operations                                            (320,540)          (294,742)
                                                    -------------      -------------

Cash flows from investing activities of discontinued operations:
  Sale of managed services assets                            --            696,693
  Accrued costs of discontinued operations                   --             65,000
  Purchase of  fixed assets                             (17,571)           (11,619)
  Investment in software development                    (91,510)           (50,852)
                                                    -------------      -------------
Net cash provided by (used in) investing
activities of discontinued operations                  (109,081)           699,222
                                                    -------------      -------------
            Net increase (decrease)  in cash             (2,371)            69,138
                                                    -------------      -------------
Cash and cash equivalents:
   Beginning of year                                     29,901             19,610
                                                    -------------      -------------
   End of Period                                       $ 27,530           $ 88,748
                                                    =============      =============


Supplemental cash flow information:
   Cash paid for interest                               $78,332            $96,806
                                                    =============      =============

   Cash paid for income taxes                           $   --             $   --
                                                    -------------      -------------


Non-Cash Transactions:

During the nine months ended September 30, 2005 the Company issued shares of common stock in exchange for services valued at $40,500.

During the quarter ending September 30, 2005 principal on notes payable to two related parties was forgiven in the amount of $536,371 and goodwill in the same amount was written off.

As part of the sale of the managed services business during August 2005, the buyer assumed $71,861 in notes payable to a related party and also assumed $114,509 of deferred revenue.

During the quarter ending September 30, 2005 the company retired fully depreciated fixed assets with an original cost of $353,642.

During the quarter ending September 30, 2005, $339,063 of trade accounts payable was converted to a long-term note payable.

During the quarter ending September 30, 2005, a customer assumed the remaining portion of a capital lease in the amount of $4,058.

The accompanying notes are an integral part of these financial statements.




                        MYCOM GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2005 AND 2004
                                  (Unaudited)

1)	Unaudited Statements

         The Consolidated Balance Sheet as of September 30, 2005, the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2004, and 2005, and the Statements of Cash Flows for the nine month periods ended September 30, 2004, and 2005, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2005, and for all periods presented, have been made.

         These statements should be read in conjunction with the company's audited financial statements for the year ended December 31, 2004, as filed on Form 10KSB, with the Securities and Exchange Commission, dated March 29, 2005, and included herein by reference.


2)   	Notes Payable-Related Parties

During September of 2005, the Company amended its notes with two related parties who agreed to forgive $536,370 in principal due to them. Since the original notes payable created goodwill, goodwill has been reduced accordingly. The amended notes call for varying monthly scheduled payments to be paid through October 2007. Payment may be made in cash or stock at the option of the note holders. The balance on these uncollateralized notes that bear interest at 3.0% per annum was approximately $328,944 at September 30, 2005.

During July of 2005, the Company amended a promissory note with a related party that had a principal balance due at July 31, 2005 in the amount of $15,000.
The same related party had loaned the company an additional $5000 during June of 2005. The amended promissory note in the principal amount of $20,000, which was due August 31, 2005, was paid in full at maturity.

During July of 2005, the Company amended a promissory note with a related party that had a principal balance due at July 31, 2005 in the amount of $15,000.
The same related party had loaned the company an additional $6,500 during June of 2005. The amended promissory note in the principal amount of $21,500 was paid in full at the August 31, 2005 maturity date.

A long-term note was assumed by Mycom as part of the acquisition of Maximize I.T., Inc. on January 31, 2003 in the amount of $181,000. This note called for 48 monthly payments of $4,167, including interest at 5.22%. The remaining balance of the note, which was payable to Lori G. Hinners, spouse of Todd A. Hinners, a director and officer of the Company, and former President of Maximize I.T., Inc., was assumed by Secure Pipe as part of the August 2005 sale of the managed services business.

During December 2003 a board member provided a subordinated loan in the amount of $200,000 to the Company bearing interest at a rate of 8%. During the second quarter of 2005 the same board member provided an additional $200,000 loan to the Company. During the third quarter of 2005, a principal payment in the amount of $150,000 was paid on the note with the proceeds from the sale of the managed services business. The note has been amended at the same 8% rate of interest with a balloon payment of $250,000 in principal due in December 2005. Interest is being paid monthly.

During December 2004 the Company entered into an agency agreement, with a limited liability company owned by a board member, where financing was provided to procure product from a third-party vendor in the amount of $188,190. The Company agreed to repay the related party upon receipt of payments by customers, and to pay a commission in the amount of 10% of the gross profit on the orders. As of June 30, 2005 these amounts were paid in full.

During September 2005 the Company converted $339,063 of accounts payable trade into an unsecured promissory note with its primary vendor in the amount of $339,063 that bears interest at the rate of 8% per year. The note is to be repaid over a 15 month period with payments of $25,000 per month. The note is personally guaranteed by two Directors of the Company. In exchange for entering into this note, the Company received trade credit in the amount of $550,000 with net 45 day terms. Prior to this arrangement the Company was on COD terms with this vendor.


On November 21, 2005 the Company renewed its $650,000 line of credit with First Financial Bank for a one year period at the rate of prime plus one half percent. The company also has a term loan with First Financial due April 1, 2011 that remains unchanged. The balance on the term loan is $321,602 at September 30, 2005. The Company utilized a portion of the proceeds from the sale of the managed services business to make an unscheduled principal payment in the amount of $25,000 on the term note during the third quarter of 2005. The bank line of credit and the term note payable to the bank are collateralized by substantially all of the assets of the Company, with portions guaranteed by two Directors of the Company and subject to certain financial covenants.


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

5)	Discontinued Operations

		On August 26, 2005, the Company sold certain assets of the business including its proprietary software mycomPRO(TM) mailMAX II and the Company's managed services business to Secure Pipe. The Company received $671,000 in cash at closing. An additional $70,000 is being held in escrow until August of 2006. The buyer also assumed liability for deferred revenue in the amount of $114,509 and assumed a note payable to a related party in the amount of $71,861. Unamortized software development costs in the amount of $330,272 and goodwill related to the acquisition of Maximize IT were written down in accounting for the sale. The Company recognized a gain of $42,125 from the asset sale.

		The Company has accounted for this transaction as a discontinued operation. The Company has accrued future rent costs in the amount of $65,000 for abandoned leased office space related to the discontinued operations and will amortize these costs over 13 months. The lease on the office space expires in October 2006.

      6)	Software Capitalization

         Prior to the August 2005 sale of the managed services portion of the business, the Company developed software that was marketed and sold to others, and had capitalized these costs in accordance with Financial Accounting Standards Board Statements (FASB) 2 and 86. As part of the sale of the managed services business the Company no longer carries any capitalized software development costs on its books.

7)        Common Stock

On May 4, 2005 the Company issued 50,000 shares of common stock on a post-split basis for services to be rendered pursuant to the Company's stock option plan. On May 6, 2005 the Company issued 130,000 shares of restricted common stock on a post-split basis for services rendered. These shares have been recorded as expenses in the amount of $40,500.


 8)      Subsequent Events

On November 21, 2005 the Company renewed its $650,000 line of credit with First Financial Bank for a one year period at the rate of prime plus one half percent.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as filed on Form 10KSB, with the Securities and Exchange Commission.

As filed with the SEC on Form 8-K on August 26, 2005, the Company sold certain assets of the business including its proprietary software, mycomPRO(TM) mailMAX II, and the Company's managed services business to Secure Pipe. As a result of this sale, the Company no longer develops software for resale and does not directly provide managed services to customers. As part of its agreement with Secure Pipe, Mycom is able to continue selling mailMax II as a reseller of Secure Pipe.


Description of Business
Mycom Group, Inc. provides a complementary mix of technology products and services. It markets a wide range of software, and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom employs approximately 15 people located in Cincinnati, Ohio.

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



                       Three Months Ended September 30, 2004
                 Compared to Three Months Ended September 30, 2005

Result of  Operations

Revenue from continuing operations for the third quarter of 2005 of $1,212,692 showed an increase in the amount of $5,149 when compared to the third quarter of 2004 revenues from continuing operations of $1,207,543. Management expects sales of software to increase as the company is placing its focus on the sale of software and its primary vendor has indicated that sales leads will be provided to assist in building volume.

For the 3 months ending September 30, 2005, gross profit as a percentage of sales increased from 15% for the same period of 2004 to 21%. Margins of 15% for the 3 months ending September 30, 2004 were unusually low due to a single low margin order and management is pleased that current period margins have been returned to the historical level of approximately 20%.

Operating expenses decreased $16,854 or 6% from $260,004 in the third quarter of 2004 to $243,150 in the quarter ending September 30, 2005. This decrease is largely in the area of labor and benefits that were reduced $29,700 or 6% over the third quarter of 2004.

Interest expense increased $2,617 or 10% during the third quarter of 2005 as compared to the same quarter of 2004 from $26,905 to $29,522 due to changes in the prime rate of interest.

The Company's loss from continuing operations for the quarter ending September 2005 of $19,790 was near break even and decreased by 81% from a loss of $105,153 for the 3 months ended September 30, 2004. The loss from continuing operations as a percentage of sales decreased from 9% in the third quarter of 2004 to 2% in the same quarter of 2005. These improvements result from a higher gross profit margin on the sale of products and managements efforts to reduce operating expenses.

The Company experienced a net loss in the third quarter of 2005 in the amount of $196,061 as compared to a $277,032 net loss during the third quarter of 2004. The Company sold its managed services segment of the business, which accounted for losses of $171,879 and $176,271 in the third quarters of 2004 and 2005 respectively, in an effort to reduce its cost structures, to bring working capital into the Company and to curtail future expenditures related to software development. Management's plan to return the business to profitability includes growing its legacy software reseller business.

                      Nine Months Ended September 30, 2004
               Compared to Nine Months Ended September 30, 2005

Result of Operations

Revenue from continuing operations of $3,416,272 decreased $470,712 or 12% during the first nine months of 2005 as compared to $3,886,984 during the same period of 2004. This decline was primarily the result of a $445,369 decline in software and hardware sales that occurred during the first quarter of 2005. Management believes that the managed services business, that was sold in August of 2005, placed a distraction on the legacy software reseller business where the focus on growing managed services took precedence over sales and marketing of the traditional third party software products. Management expects sales of software to increase as the Company is placing its focus on the sale of software and its primary vendor has indicated that sales leads will be provided to the Company by the vendor to assist in building volume.

For the 9 months ending September 30,2005, gross profit as a percentage of sales remained at approximately 20% as compared to the same period of 2004.
Management is pleased with the fact that there has been no erosion in the margin on the sale of software.

Operating expense decreased $29,090 or 3.7% from $777,798 in the first nine months of 2004 to $748,708 in the nine months ending September 30, 2005. The reduction in operating expense during the first nine months of 2005, as compared to the same period of 2004, is primarily due to cost reductions in the area of labor and benefits offset by increases in the area of rent and other. Labor and benefits were reduced by $62,898 declining 10% from $606,457 in the third quarter of 2004 to $543,559 during the third quarter of 2005. Rent and other expense increased $32,476 or 22% during the nine months ending September 30, 2005 as compared to the same period in 2004. Management is closely monitoring the expenses that are included in the Rent and Other category and expects to bring about improvement in this area.

Interest Expense increased $16,626 in comparing the first 9 months of 2005 to the same period of 2004 largely due to increases in the prime rate of interest.

The net loss from continuing operations of $149,803 for the 9 months ending September 30, 2005 was nearly twice that of the corresponding period of 2004. The increased loss of $79,304 is a result of the decline in software sales during the first quarter of 2005 of approximately $450K as previously discussed. The Company experienced a net loss in the first nine months of 2005 of $(588,170) as compared to a $(531,760) net loss during the first nine months of 2004. With the sale of the managed services business and the resultant reduction in costs related to managed services, management expects to show continued improvement in the bottom line. Losses from the discontinued managed services operations were $457,262 and $438,367 for the 9 months ending September 30, 2004 and 2005 respectively.




Liquidity and Capital Resources

Mycom has a line of credit of $650,000 with a balance of $497,283 at September 30, 2005, and a long-term note totaling $321,602 at September 30, 2005 with First Financial Bank. The line of credit bears interest at a rate of one-half percentage point above the Bank's prime rate. The term loan bears interest at the Bank's prime rate. The Company has a net working capital deficiency as of September 30, 2005, of approximately $1.4 million that includes the renewable bank line of credit of $497,283 that is due November 20, 2006.

During the third quarter of 2005, the Company sold certain assets related to its managed services business for consideration of approximately $750K in cash and $185K in assumed liabilities. A portion of the proceeds, $70,000 is being held in escrow.

Management is continuing to pursue other capitalization strategies.



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 20, 2005, the United States District Court entered a judgment in favor of the Mycom Group, Inc. and the Defendants on all claims in the case of Larry Lunan and Susan Lunan vs. the Mycom Group, Inc. et al., which was filed and tried in the United States District Court For The Southern District of Ohio, Western Division. Originally filed in 2001, the lawsuit named the Company and six former employees or consultants, including three former directors, as defendants in litigation captioned Larry Lunan and Susan Lunan v. Mycom Group, Inc., Patricia A. Massey, G. Allan Massey, George W. Young, Joan Carroll, Kenneth R. Hall and Terry Seipelt. The plaintiffs (Lunans) alleged that $300,000 was due them related to a contract dispute and they also sought unspecified damages and attorney fees and costs. The case went to trial in December 2003. The case was dismissed with prejudice and terminated on the docket of the Federal court at the plaintiffs' (Lunans') cost.

Item 5.  Other Information

The Board of Directors of Mycom approved a 1 for 10 reverse stock split of its outstanding shares. The split applied to shares held as of the close of market trading May 13, 2005, and trading began on a post split basis May 16, 2005. Holders of partial shares as a result of the split received one full common share for the partial share. After the split, Mycom has 7,479,871 shares outstanding. The total number of authorized common shares remains at 90 million. The reverse stock split did not materially affect any stockholder's proportionate equity interest in Mycom, nor did it change any rights of the holders of common stock. Stockholders that execute trades subsequent to the split will receive confirmations of the number of post-split shares on each of their common stock certificates from the Company transfer agent, Nevada Agency and Trust Company. The Company's post split trading symbol was changed to MYCM.OB effective May 16, 2005.

On May 4, 2005 the Company issued 50,000 shares of common stock on a post-split basis for services rendered pursuant to the Company's stock option plan.

On May 6, 2005 the Company issued 130,000 shares of restricted common stock on a post-split basis for services rendered.

As filed with the SEC on Form 8-K on August 26, 2005, the Company sold certain assets of the business including its proprietary software, mycomPRO(TM) mailMAX II, and the Company's managed services business to Secure Pipe. As a result of this sale, the Company no longer develops email security software for resale and does not directly provide managed services to customers. As part of its agreement with Secure Pipe, Mycom is able to continue selling mailMax II as a reseller of Secure Pipe.







SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MYCOM GROUP, INC.


				By:  /s/ Rob R. Bransom
   				     Rob R. Bransom, Chief Executive Officer


				By:  /s/ Carol J. Weinstein____________
			             Carol J. Weinstein, Chief Financial Officer

Date:   November 21, 2005



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

Date:   November 21, 2005


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

Date:   November 21, 2005


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

November 21, 2005				 /s/ Rob R. Bransom
					_________________________________________
						 Chief Executive Officer


November 21, 2005				 /s/ Carol J. Weinstein
				    _____________________________________________
					         Chief Financial Officer


     	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.