Form 10KSB
period 2005-12-31
MYCOM GROUP INC /NV/
filed 2006-04-12
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
                  For the fiscal year ended December 31, 2005

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

	                       (513) 891-7867
________________________________________________________________________________
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 4,955,168

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2006 the issuer had 7,479,871 shares of common stock, $0.01 par value, outstanding.

As of March 13, 2006 the aggregate market value of the Common Stock held by non-affiliates, approximately 2,115,470, shares of Common Stock, was approximately $ 169,238 based upon the price at which the stock was last sold of approximately $ .08 per share of Common Stock on such date.


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



ITEM 1. DESCRIPTION OF BUSINESS.

A. Business Development


Mycom Group, Inc. (Mycom), is a Nevada corporation, headquartered in Cincinnati, Ohio. Mycom's wholly owned subsidiary, Broughton International (Bobbitt & Bransom, Inc. dba Broughton International), specializes in reselling third-party software solutions to businesses, schools and government agencies. References to "the Company" refer to the consolidated operations of Mycom and Broughton.

On August 26, 2005, the Company sold certain assets of the business including its proprietary software mycomPRO(R) mailMAX (TM) and the Company's managed services business to Secure Pipe. The Company received $671,000 in cash at closing. An additional $70,000 is being held in escrow until August of 2006. The buyer also assumed liability for deferred revenue in the amount of $114,509 and assumed a note payable to a related party in the amount of $71,861. Unamortized software development costs in the amount of $330,272 and goodwill related to the acquisition of Maximize IT were included as costs in accounting for the sale. The Company also sold during December 2005, what remained of its technology services business to DLP Technologies. The Company has accounted for these transactions as discontinued operations.


B. Business of Issuer

Mycom Group, Inc. markets a wide range of software, and enterprise solutions to an active customer base of more than 2500 customers throughout North America. Mycom employs 7 people and is located in Cincinnati, Ohio.


Mycom's software sales company, Broughton International has worked with leading corporations, government agencies, and professional organizations since 1984. Broughton's staff holds certifications from WRQ/Attachmate, McAfee and other software solutions.


Broughton is a reseller and business partner with leading technology companies such as Microsoft(R), IBM(R), McAfee(R), and Atachmate WRQ(R). Specializing in license and asset management, Broughton provides desktop software, utilities and solutions for the following:

      *	Network, connectivity and terminal emulation
      *	Security, firewalls, anti-virus and encryption
      *	Back-up, storage and archiving
      *	Business automation and time/billing
      *	Fax, graphics, report management and data access

Competition

The Company competes in the commercial information technology products market. These markets are highly competitive and served by numerous firms. In addition, these markets are driven by clients' business requirements and advances in technology. Participants in these markets include: other software resellers, systems consulting and integration firms, application software firms, and general management-consulting firms. Most of these competitors are larger and have greater financial resources. In addition, clients may seek to increase their internal IT resources to satisfy their needs. To the degree the Company is successful in competing against such companies, some of the key leveraging factors are:


      *	Mycom has a North American customer base of over 20,000 accounts

      *	The Company focuses on serving small to mid size companies which are not covered by many of their larger competitors

      *	Personalized attention and emphasis on customer satisfaction continues to bring new leads and renewals


Principal Suppliers

During the year ended December 31, 2005 the Company used one supplier for product distribution that amounted to $ 2,872,681 or 71% of the Company's total product sales from continuing operations. The costs incurred for this supplier were $ 2,318,204 in 2005.

Employees

The Company and its subsidiaries have 7 employees, all of whom are full-time.

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

	MYCOM Group, Inc.
	Investor Relations
	602 Main St. Suite 1100
	Cincinnati, Ohio 45202

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company owns no facilities or real property. It leases 4700 square feet for its principal office location in downtown Cincinnati, Ohio. Upon the expiration or termination of this lease, the Company expects that it could obtain comparable office space on commercially reasonable terms. Management believes that its facilities are adequate to meet its current needs.


ITEM 3. LEGAL PROCEEDINGS.

There are currently no threatened or pending legal proceedings against the Company.

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


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.


There were no matters voted upon by shareholders during 2005.

Mycom has not yet scheduled a Stockholders meeting for 2006. Selection of a date, time and location for the next meeting will be announced in the future.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,RELATED STOCKHOLDER MATTERS & SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "MYCM.OB".

The following table sets forth the range of high and low trading prices for the Company's Common Stock for each quarterly period indicated.

                Common Stock

Quarter Ended                   High           Low
-------------                  --------       -----
March 31, 2004			$0.75	      $0.60
June 30, 2004			$0.30	      $0.26
September 30, 2004      	$0.25	      $0.23
December 31,2004		$0.20         $0.18
March 31, 2005       		$0.30         $0.20
June 30, 2005        		$0.11         $0.11
September 30, 2005   		$0.06         $0.05
December 31, 2005               $0.06         $0.06

Common Shareholders

As of December 31, 2005, there were 7,479,871 shares of the Company's common stock outstanding held of record by approximately 140 holders. (This number of persons does not include beneficial owners who hold shares at broker/dealers in "street name").

Effective May 16, 2005 the Company's board of directors approved a one for ten reverse split of its common stock. All references to common stock have been retroactively adjusted to give effect to this reverse stock split.

Recent Sales/Issuance of Unregistered Securities

There are 10,000,000 shares of series A preferred stock authorized of which 906,667 have been issued as of December 31, 2005. The number of shares issued and outstanding preferred shares has been adjusted to reflect the reverse common share split completed in May 2005. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum, paid quarterly. If at the end of the five-year term the Company's common stock is not trading at a price of $1.50 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals the original investment.


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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

General
As filed with the SEC on Form 8-K on August 26, 2005, the Company sold certain assets of the business including its proprietary software, mycomPRO(TM) mailMAX II, and the Company's managed services business to Secure Pipe, Inc. As a result of this sale, the Company no longer develops software for resale and does not directly provide managed services to customers.

During December 2005 the Company divested of its network services business that included the resale of hardware products.

These transactions are recorded as discontinued operations. As a result of these divestitures, the Company's business centers on the resale of third party software.

The Company has signed a non-binding letter of intent to divest of the assets of its software resale operations and is engaged in preliminary discussions with another party that has expressed interest in acquiring a controlling interest in the Company.


Results of Operations

Revenues and Gross Profit from Continuing Operations
Revenues from continuing operations decreased $ 1,382,239 from $5,404,011 in 2004, to $4,021,772 in 2005, or 25.6%. The decline in software revenues resulted from a number of factors including the company's lack of capital to increase its sales force, its inability to obtain acceptable credit terms to finance large orders, a decrease in the market for certain software categories, and the company's focus on marketing its new internally developed product during the first half of 2005.

Gross profit, as a percentage of sales from continuing operations, remained constant at 17% in comparing 2005 to 2004.

Operating Costs and Expenses from Continuing Operations
Operating expenses from continuing operations, decreased $43,865 during 2005 or 4.8% over 2004. Operating expenses from continuing operations were $868,567 in 2005 as compared to $912,252 in 2004. The decrease in operating expenses is the result of decreased labor costs related to a corresponding decrease in sales and management's efforts to reduce expenses.


Other income (expense) from Continuing Operations

Interest expense from continuing operations increased $28,356 in 2005 to $110,650 as compared to $82,294 in 2004. The increase in interest is a result of the Company's increased levels of borrowing and increases in the prime rate of interest.

Income (loss) from Continuing Operations
During 2005 the company experienced a loss from continuing operations of $(296,595) as compared to $(72,949) during 2004. The loss is primarily a result of decreased sales during 2005.

Net Loss from Discontinued Operations
The Company experienced a net loss from discontinued operations during 2005 in the amount of $(293,930) as compared to a net loss from discontinued operations in the amount of $(544,245) during 2004. The Company sold its managed services and networking services segments of the business, which accounted for operating losses of $417,227 and $544,245 during 2005 and 2004, respectively. A gain on the sale of these discontinued operations of $123,297 was realized during 2005.

Net Loss
The Company experienced a net loss in the amount of $(590,525) during 2005 as compared to a net loss of $(617,194) during 2004. As a result of these losses and the Company's inability to service its debt, management believes it is in the best interests of the Company, its creditors and its shareholders to pursue divestiture of its remaining operating business, the software resale business, and a possible merger or other transaction with another operating entity.


Liquidity and Capital Resources

First Financial Bank, National Association, the Company's primary lender, provides Mycom with a renewable line of credit in the amount of $650,000 due November 20, 2006, that bears interest at a rate of one-half (1/2%) percentage point above the Bank's Prime rate. The amount due on the line of credit at December 31, 2005 was $584,353. First Financial Bank also provides the Company with a $400,000 long term note due April 1, 2011 that bears interest at the prime rate, with monthly principal and interest payments in the amount of $3,333.33. The principal balance on the long term note at December 31, 2005 was $317,138. As of December 31, 2005 the Company was in default of its debt covenants.

During September 2005 the Company converted $339,063 of accounts payable trade into an unsecured promissory note with its primary vendor in the amount of $339,063 that bears interest at the rate of 8% per year. The note is to be repaid over a 15 month period with payments of $25,000 per month. A portion of the note is personally guaranteed by two Directors and Officers of the Company, Rob R. Bransom and James T. Bobbitt. In exchange for entering into this note, the Company received trade credit in the amount of $550,000 with net 45 day terms. Prior to this arrangement the Company was on COD terms with this vendor. The balance outstanding on this note at December 31, 2005 was $270,389.

During September of 2005, the Company amended its notes with two related parties, Rob R. Bransom and James T. Bobbitt, who agreed to forgive $536,370 in principal due to them. Since the original notes payable created goodwill, goodwill has been reduced accordingly. The amended notes call for varying monthly scheduled payments to be paid through October 2007. Payment may be made in cash or stock at the option of the note holders. The balance on these uncollateralized notes that bear interest at 3.0% per annum was approximately $308,558 at December 31, 2005.

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

During December 2003 a board member provided a subordinated loan in the amount of $200,000 to the Company bearing interest at a rate of 8%. During the second quarter of 2005 the same board member provided an additional $200,000 loan to the Company. During the third quarter of 2005, a principal payment in the amount of $150,000 was paid on the note with the proceeds from the sale of the managed services business. The note has been amended at the same 8% rate of interest with a balloon payment of $250,000 in principal due in December 2006. Interest is being paid monthly.

The Company has a net working capital deficiency as of December 31, 2005, of approximately $1.4 million that includes the renewable bank line of credit of $584,353 that is due November 20, 2006.

During the third quarter of 2005, the Company sold certain assets related to its managed services business for consideration of approximately $750K in cash and $185K in assumed liabilities. A portion of the proceeds, $70,000 is being held in escrow.

During December of 2005 the Company sold certain assets of its network services business and realized $50,000 in cash, received a block of network services hours valued at $12,500 and a royalty on services sold by the acquirer for the following 24 month period.


Management intends to continue to pursue divestiture of the software resale business and a possible merger or other transaction with another operating entity.




ITEM 7. FINANCIAL STATEMENTS.

The information required by Item 7 and an index thereto commences on page 10, following this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A CONTROLS AND PROCEDURES
The Company's management, including the chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15(e) of the Securities and Exchange Act of 1934) as of December 31, 2005. Their evaluation concluded that the disclosure controls and procedures are effective as of December 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

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







            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Mycom Group, Inc.
Cincinnati, OH

We have audited the accompanying consolidated balance sheets of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2004 and 2005, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 2004 and December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2004 and 2005, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the two years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations, is in default of its debt covenants and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.

Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

March 23, 2006






                        MYCOM GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

ASSETS


                                  December 31, 2005      December 31, 2004
			          -----------------      -----------------
Cash  	                            $      21,088              $   19,610
Cash Escrow			           70,000
Accounts receivable,
net of allowance for
doubtful accounts
of $6,868 at December 31,
2005, and $6,177 at
December 31, 2004.		          419,498                 796,851

Prepaid expenses and
other assets                               47,828                  37,924

                                       ----------               ----------

Total current assets                      558,414                 854,385
			               ----------	        ----------
Fixed Assets

Office furniture and equipment            178,828                 773,821

Accumulated depreciation                 (141,092)               (540,819)
                                       -----------              ----------

Fixed assets, net                          37,736                 233,002

Software development                           --                 363,248

Goodwill, net of impairment   	               --                 911,140

                                       -----------              ----------

TOTAL ASSETS                             $596,150               $2,361,775
                                      ============             ===========

LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities

Current Liabilities
Accounts payable                        $ 620,525              $ 1,053,880

Accrued Expenses	           	  154,543                  207,563
Notes payable, current maturities       1,248,095               1, 078,651

Deferred revenue                               --                   70,908

Current maturities of
obligations under capital leases               --                   10,881
                                       -----------              ----------

Total current liabilities    	        2,023,163                2,421,883

Notes payable, net of
current maturities                        293,138                  361,004


Notes payable, related
parties (see Note 11)                     189,205                  819,766

Obligations under capital leases               --	             8,096
                                        ----------               ----------

TOTAL LIABILITIES                       2,505,506                3,610,749
                                        ----------               ----------

Commitments and contingencies (notes 2 through 12)

Stockholders'(Deficit):
Preferred stock, 10,000,000 shares
authorized, $1.50 par value,
906,667 issued and outstanding	        1,360,000                1,360,000


Common stock, 90,000,000 shares authorized,
$.01 par value;7,479,871 and 7,299,861
issued and outstanding:		           74,799                   72,999

Additional paid in capital	          603,390		   564,690

(Accumulated deficit)         	       (3,947,545)              (3,246,663)
                                       -----------              -----------

TOTAL STOCKHOLDERS'(DEFICIT)           (1,909,356)              (1,248,974)
                                       -----------              -----------

TOTAL LIABILITIES AND
STOCKHOLDERS'(DEFICIT)                 $  596,150               $2,361,775
                                       ===========              ==========


The accompanying notes are an integral part of the financial statements.


                        MYCOM GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended December 31 2005 and 2004





                                                   2005           2004
                                                ----------     ----------

Revenue from continuing operations              $4,021,772     $5,404,011
                                                ----------     ----------

   Cost of sales from continuing operations      3,339,150      4,482,414
                                                ----------     ----------

Gross profit from continuing operations            682,622        921,597


Operating Expenses:
   Labor related expenses                          586,259        598,187
   Depreciation                                     30,679         28,000
   Rent and other                                  251,631        286,065
                                                ----------     ----------
                Total                              868,569        912,252
                                                ----------     ----------
 Income (loss) from operations                    (185,947)         9,345
                                                ----------     ----------
Other income (expense):
   Interest expense                               (110,650)       (82,294)
                                                ----------     ----------

Net (loss) from continuing operations             (296,597)       (72,949)

Discontinued Operations:
  (Loss) from discontinued operations             (417,227)      (544,245)

   Gain on sale of discontinued operations         123,297             --
                                                ----------     ----------
  Net (loss) from discontinued operations         (293,930)      (544,245)

                                                ==========     ==========
    Net (loss)                                   $(590,527)     $(617,194)
                                                ==========     ==========

Dividend requirements on preferred                 110,355         78,911
 stock

(Loss) attributable to common                    $(700,882)     $(696,105)
Shareholders
                                                ==========     ==========
Per share information:
Continuing operations                                $(.04)         $(.01)
Discontinued operations                              $(.04)         $(.07)
Net (loss) per share                                 $(.07)         $(.08)
                                                ==========     ==========
Weighted average common shares
        outstanding, and equivalents             8,324,006      8,206,528
                                                ==========     ==========



                       MYCOM GROUP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) For the period from January 1, 2004 through December 31, 2005

                                                                              Additional
                                                                                Paid in      Retained
                                  Preferred Stock          Common Stock         Capital      Earnings        Total
                                Shares      Amount       Shares    Amount                    (Deficit)
                               -------------------    --------------------    -------------------------   ------------
Balance January 1, 2004        506,667    $760,000    7,274,861   $72,749       $539,940   $(2,550,557)   $(1,177,868)
Cancelled Common Shares                                 (75,000)     (750)           750
Common Shares Issued
for Exercised Options                                   100,000     1,000         24,000                       25,000

Sale of Preferred Stock        400,000     600,000                                                            600,000

Preferred Dividends                                                                            (78,911)       (78,911)

Net Loss year ended
December 31, 2004                                                                             (617,194)      (617,194)

Balance December 31, 2004      906,667   1,360,000    7,299,861    72,999        564,690    (3,246,663)    (1,248,974)

 Common Shares Issued
for services rendered                                   180,000     1,800         38,700                       40,500

Fractional Shares Issued
as a result of stock split                                   10

Preferred Dividends                                                                           (110,355)      (110,355)

Net Loss year ended
December 31, 2005                                                                             (590,527)      (590,527)

Balance December 31,2005       906,667  $1,360,000    7,479,871  $ 74,799       $603,390    $(3,947,545)  $(1,909,356)



The accompanying notes are an integral part of these financial statements.






                       MYCOM GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        2005            2004
                                                    ----------      ----------
Cash Flows From (Used in):
  Operating Activities of Continuing Operations
  Net (loss)                                         (590,527)       (617,194)
  Less: Net (loss) from discontinued operations      (293,930)       (544,245)
                                                    ----------      ----------
 Net (loss) from continuing operations               (296,597)        (72,949)

Adjustments to reconcile net (loss) to net cash used
in operating activities of continuing operations:
   Depreciation and amortization                       30,679          28,000
   Stock issued for services                           40,500              --
   Decrease (increase) in:
          Accounts receivable                         377,353         142,666
          Prepaid expenses and other assets             2,596          14,241
          Escrow account                              (70,000)             --
   Increase (decrease) in:
          Accounts payable and accrued expenses      (194,312)       (326,092)
                                                    ----------      ----------
Net cash provided by(used in) operating activities
of continuing operations                             (109,781)       (214,134)
                                                    ----------      ----------
Cash flows from investing activities of continuing
operations                                                  -               -

Cash flows from financing activities:
   Leases                                              (7,102)         (8,823)
   Issuance of preferred stock                             --         600,000
   Exercise of stock options                               --          25,000
   Preferred stock dividends                         (110,355)        (78,911)
   Change in notes from related parties              (115,917)        (26,593)
   Change in term debt                               (136,540)        192,820
   Change in line of credit                            (7,358)          8,050
                                                    ----------      ----------
            Net cash provided (used in) by
             financing activities                    (377,272)        711,543
Net Cash provided by (used in) activities of
continuing operations                                (487,053)        497,409
                                                    ----------      ----------
Net loss from discontinued operations                (293,930)       (544,245)

Adjustments to reconcile net (loss) to net cash used
in operating activities of discontinued operations:
   Depreciation and amortization                      143,466         195,778
   Increase in deferred revenue                        43,601              --
   Decrease in accrued expenses                        (4,180)        (19,543)
                                                    ----------      ----------
Net cash (used in) operating activities of
discontinued operations                              (111,043)       (368,010)
                                                    ----------      ----------
Cash flows from investing activities of
discontinued operations:
  Sale of managed services assets                     671,000              --
  Sale of technical services assets                    50,000              --
  Costs of selling discontinued operations            (57,000)             --
  Purchase of fixed assets                            (13,574)        (48,178)
  Investment in software development                  (50,852)        (91,512)
                                                    ----------      ----------
Net cash provided by (used in) investing activities
of discontinued operations                            599,574        (139,690)
                                                    ----------      ----------
            Net increase (decrease) in cash             1,478         (10,291)
                                                    ----------      ----------
Cash and cash equivalents:
   Beginning of year                                   19,610          29,901
                                                    ----------      ----------
   End of Period                                     $ 21,088        $ 19,610
                                                    ==========      ==========
Supplemental cash flow information:
   Cash paid for interest                            $126,650        $102,738
                                                    ==========      ==========
   Cash paid for income taxes                        $      0        $      0
                                                    ==========      ==========


Non-Cash Transactions:

During the year ended December 31, 2005 the following non-cash transactions occurred:

1.	The Company issued shares of common stock in exchange for services valued at $40,500.

2.	Principal on notes payable to two related parties was forgiven in the amount of $536,371 and goodwill in the same amount was written off.

3.	As part of the sale of the managed services business during August 2005, the buyer assumed $71,861 in notes payable to a related party and also assumed $114,509 of deferred revenue.

4.	The Company retired fully depreciated fixed assets with an original cost of $353,642.

5.	Accounts payable in the amount of $ 339,063 was converted to a long-term note payable.

6.	A customer assumed the remaining portion of a capital lease in the amount of $11,875.

7.	As consideration for selling the assets of the technical services business during December 2005, a prepaid block of network service hours was received valued at $12,500.



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

Description of Business

Mycom Group, Inc. (Mycom), is a Nevada corporation, headquartered in Cincinnati,
 Ohio. Mycom's wholly owned subsidiary, Broughton International (Bobbitt & Bransom, Inc. dba Broughton International), specializes in reselling third-party software solutions to businesses, schools and government agencies. References to "the Company" refer to the consolidated operations of Mycom and Broughton.

       On August 26, 2005, the Company sold certain assets of the business including its proprietary software mycomPRO(R) mailMAX (TM) and the Company's managed services business to Secure Pipe. The Company received $671,000 in cash at closing. An additional $70,000 is being held in escrow until August of 2006. The escrowed amount will be retained and held in an independent escrow for a period of twelve months (provided that if a claim is pending on such date, the escrow will be extended until the claim is resolved). The escrow may be adjusted for amounts determined to be payable for breach of representations and warranties, or for unpaid customer contracts but only if customers assert that their agreements are not validly assigned to the buyer. Interest on the escrow balance will accrue to the benefit of the Seller. The buyer also assumed liability for deferred revenue in the amount of $114,509 and assumed a note payable to a related party in the amount of $71,861. Unamortized software development costs in the amount of $330,272 and goodwill related to the acquisition of Maximize IT were included as costs in accounting for the sale. The Company also sold during December 2005, what remained of its technology services business assets to DLP Technologies for $50,000 in cash, a block of network service hours valued at $12,500 and a future royalty. The Company has accounted for these transactions as discontinued operations.

Mycom Group, Inc. markets a wide range of software, and enterprise solutions to a base of more than 20,000 customers throughout North America. Mycom employs 7 people and is located in Cincinnati, Ohio.

Mycom's software sales company, Broughton International has worked with leading corporations, government agencies, and professional organizations since 1984. Broughton's staff holds certifications from McAfee products, and for a number of leading help desk, security, contact management, emulation, and connectivity solutions.

Broughton is a value-added reseller and business partner with leading technology companies such as Microsoft(R), IBM(R), McAfee(R), and Atachmate WRQ(R). Specializing in license and asset management, Broughton provides desktop software, utilities and solutions for the following:

      *	Network, connectivity and terminal emulation
      *	Security, firewalls, anti-virus and encryption
      *	Back-up, storage and archiving
      *	Business automation and time/billing
      *	Fax, graphics, report management and data access

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations, is in default of its debt covenants, and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has taken and will continue to take steps to improve its liquidity by reducing costs, pursuing divestiture of its remaining operating business, the software resale business, and a possible merger or other transaction with another operating entity.

Business Combinations

Effective January 31, 2003 the Company acquired the assets of Maximize I.T., Inc., and expanded into the rapidly growing email/spam filtering, technical security and managed services areas of technology. The Company issued 2,000,000 shares of its series A preferred stock plus assumed liabilities of approximately $200,000 in exchange for the business and its assets. This business was sold during August 2005.

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

Principles of Consolidation

The consolidated financial statements include the accounts of both Mycom and Broughton for the two years ended December 31, 2004 and December 31, 2005. All inter-company accounts have been eliminated in the consolidation.

Property and Equipment

Property and equipment are carried at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, ranging from 2 to 10 years. Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.

Per Share Information
In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options outstanding have not been included in the per share computation because inclusion would be anti-dilutive or immaterial.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising and promotional costs are offset by contributions from vendors and these net expenses were $5,158 for the years ended December 31, 2004 and $54,087 during 2005.

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

Shipping and Handling

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," freight billed to customers is recorded as net sales and the related freight costs as a cost of sales.

Product Development

Prior to divestiture of managed services business, the Company had software products in various stages of development. During 2003 the Company began development of a new virus and spam filtering product mycomPRO(TM) mailMAX II
and an encryption and archiving product during 2005.   After all research and
development had been completed and technological feasibility of the software products was established, costs exclusive of research and development costs were capitalized totaling $553,810 of which $91,512 and $50,852 in costs were
capitalized during 2004 and 2005 respectively.   Amortization expense of
$139,710 and $111,770 was recorded in 2004 and 2005 related to these capitalized costs. Amortization was computed using the straight-line method over a 36 month period in accordance with SFAS 86. During 2005 the Company sold the assets of its managed services business and accordingly disposed of this asset as part of the sale transaction.

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

Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents , and trade accounts receivables. At December 31, 2005, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Most of the trade receivables are from customers in one geographic location, principally North America. The Company does not require collateral for its trade accounts receivables.

During the years ended December 31, 2004 and 2005 the Company used one supplier for product distribution that amounted to 58% and 71% respectively of the Company's total product sales from continuing operations. The costs incurred for this supplier were $3,051,836 in 2004 and were $2,318,204 in 2005. Another supplier represented 12.25% of the Company's total product sales, excluding all services, in 2004. The costs for this supplier during 2004 were $646,465. During 2005, two vendors each represented greater than 10% of the Company's revenues from continuing operations. One of these suppliers was responsible for supplying product costing $448,284 and the resultant sales from these purchases represented 12.4% of the Company's revenues from continuing operations. The second supplier was responsible for supplying product in the amount of $405,060 that resulted in 11.4% of the Company's total sales from continuing operations.


Accounts Receivable
Accounts receivable are carried at estimated net realizable value. The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that the amounts are uncollectible. The Company had an allowance for doubtful accounts of $6,177 and $6,868 at December 31, 2004 and 2005, respectively.

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

There were various other accounting standards and interpretations issued during 2004 and 2005, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, accounts receivable, and accounts payable approximate their estimated fair values due to their short-term maturities. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.



2) Line of Credit and Notes Payable

First Financial Bank, National Association, the Company's primary lender, provides Mycom with a renewable line of credit in the amount of $650,000 due November 21, 2006, that bears interest at a rate of one-half (1/2%) percentage points above the Bank's Prime rate. The amount due on the line of credit at December 31, 2005 was $584,353. The unused amount of the line of credit at
December 31, 2005 was $65,647.   First Financial Bank also provides the Company
with a $400,000 long term note due April 1, 2011 that bears interest at the prime rate with monthly principal and interest payments in the amount of $3,333.33. The principal balance on the long term note at December 31, 2005 was $317,138. At December 31, 2005 the Company was in default of its debt covenants.

During September 2005 the Company converted $339,063 of accounts payable trade into an unsecured promissory note with its primary vendor in the amount of $339,063 that bears interest at the rate of 8% per year. The note is to be repaid over a 15 month period with payments of $25,000 per month. A portion of the note is personally guaranteed by two Directors and Officers of the Company, Rob R. Bransom and James T. Bobbitt. In exchange for entering into this note, the Company received trade credit in the amount of $550,000 with net 45 day terms. Prior to this arrangement the Company was on COD terms with this vendor. The balance outstanding on this note at December 31, 2005 was $270,389.

During September of 2005, the Company amended its notes with two related parties, Rob R. Bransom and James T. Bobbitt, who agreed to forgive $536,370 in principal due to them. Since the original notes payable created goodwill, goodwill has been reduced accordingly. The amended notes call for varying monthly scheduled payments to be paid through October 2007. Payment may be made in cash or stock at the option of the note holders. The balance on these uncollateralized notes that bear interest at 3.0% per annum was approximately $308,558 at December 31, 2005.

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

During December 2003 a board member provided a subordinated loan in the amount of $200,000 to the Company bearing interest at a rate of 8%. During the second quarter of 2005 the same board member provided an additional $200,000 loan to the Company. During the third quarter of 2005, a principal payment in the amount of $150,000 was paid on the note with the proceeds from the sale of the managed services business. The note has been amended at the same 8% rate of interest with a balloon payment of $250,000 in principal due in December 2006. Interest is being paid monthly. Effective March 28, 2006 the board member resigned his position as Director for personal reasons.




                              December 31, 2005,


Bank line of credit 				       	$584,353	(i.)

Term note payable to bank,
payable in monthly installments
of $3,333.33 including interest at
the bank's prime rate,
final payment due April 1, 2011. 		         317,138        (i.)

Term note payable to Rob R.
Bransom (Chairman & CEO) payable
in variable monthly installments
with a balloon payment due upon maturity
October 2007; 3.0% interest rate   	 		 157,779	(ii.)


Term note payable to James T.
Bobbitt (President & COO) payable
in variable monthly installments    			 150,779	(ii.)
with a balloon payment due upon maturity
October 2007; 3.0% interest rate

Note Payable to Attachmate/WRQ				 270,389
Principal and interest payable in
monthly installments of $25,000
 through November, 15 2006;
8.0% interest rate.



Promissory note payable to Lance
M. White (board member) in the
Amount of $250,000.  Monthly
interest payments in the amount of
$1666.67 (8% per annum).  Principal
is due in full upon maturity at
December 2006.		     			 	 250,000	(iii.)


                                                     	1,730,438

Less: amounts due within one year     			1,248,095
                                                        ---------
Long-term portion                    		         $482,343
                                                        =========




Maturities of the notes payable, including line of credit as of December 31, 2005 are as follows:



                2006             1,248,095
                2007               213,204
                2008                24,000
		2009		    24,000
		2010		    24,000
	  After 2010	           197,139
                                 ---------
                                $1,730,438

                                 =========


(i.)The bank line of credit and the term note payable to the bank are collateralized by substantially all of the assets of the Company, with portions Guaranteed by two Directors of the Company and subject to certain financial covenants.

(ii.)  The term notes to James T. Bobbitt and Rob R. Bransom are unsecured.

(iii). The note payable to Lance White is collateralized by substantially all of the assets of the Company, subordinate to the bank.

(iv.) A portion of the note to Attachmate/WRQ is personally guaranteed by two Directors and Officers of the Company, Rob R. Bransom and James T. Bobbitt.



3) Retirement and Stock Plans

The Company sponsors, for all employees, a salary deferral plan, whereby employees can elect to have a portion of their salary deferred. The Company contributes a match based upon a percentage which is determined before the end of each plan year. Matching contributions totaled $7,117 and $7,659 for the years ended December 31, 2004 and 2005, respectively. All such elective deferrals are not subject to current income tax, and are held by a third-party trustee.

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

The Company has an estimated net operating loss carry forward of approximately $2,900,000 and $2,500,000 at December 31, 2005 and 2004, respectively, to offset future taxable income. The net operating loss carry forward if not used, will expire in various years through 2025. A change in control of the Company could result in limitations and restrictions on use of the loss carry-forwards. Because of the uncertainty of potential realization of the tax assets that arise from the net operating carry-forwards, the Company has provided a valuation allowance for the entire amount of its tax assets.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                    Estimated Tax                    Change in
                      Estimated NOL                 Benefit from      Valuation      Valuation    Net Tax
Period Ending         Carry-forward   NOL Expires   NOL               Allowance      Allowance    Benefit

December 31, 2005     2,900,000       2025          580,000           (580,000)       (80,000)     -
December 31, 2004     2,500,000       2024          500,000           (500,000)      (150,000)     -

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from
net operating loss carryforward                            (15%)
State tax benefit, net of federal benefit                   (5%)
Deferred income tax valuation allowance                     20%
                                                         ---------
Actual tax rate                                              0%
                                                         =========

Note 1 discloses other temporary differences such as goodwill, software and equipment, which are not included in the above calculation.

5) Leases

The Company rents its office facilities and various equipment under leases classified as operating leases that expire at various dates through December 2010.

Future minimum lease payments are as follows:

		2006 	$74,350
                2007	 74,999
                2008	 72,225
                2009	 74,964
                2010	 78,490
                        -------
		       $375,028


At December 31, 2004 property and equipment included $31,474 in costs related to capital leases. Accumulated depreciation related to this lease was $6,295 at December 31, 2004. The lease was assigned to a customer during 2005, the asset was adjusted to zero and the Company was relieved of any future obligation under this lease.

During December of 2005 the Company amended its lease agreement for office space with its landlord in an effort to reduce its monthly rent obligations. In exchange for a reduction in office space and early termination of its lease that was scheduled to terminate during July 2006, the Company agreed to pay an early termination penalty of $78,000 over a 3 year period and to extend its lease for a 5 year period ending December 2010. Monthly rent was reduced by
approximately $15,000 as a result of this amendment.   An accrual was made for
$78,000, the amount of the termination penalty and will be amortized over 36 months. Rent expenses for the years ended December 31, 2004 and 2005 totaled approximately $137,908 and $131,715, respectively. The Company expensed $65,000 of rent costs in discontinued operations during the third quarter of 2005.

6) Goodwill

Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets" (FAS 142) which stipulates that goodwill can no longer be amortized.

At December 31, 2003 and December 31, 2004 the Company had net unamortized goodwill of $911,140 related to its software reselling business and the acquisition of Maximize IT. In accordance with FAS 142 the Company has and will continue to evaluate its carrying value of goodwill and other intangible assets to determine if there is any impairment in the carrying values. As a result of the sale of the managed services business and the note restructuring with related parties during 2005, the Company adjusted all remaining balances of goodwill.

December 31, 2002 Balance of Goodwill			$ 544,253

Goodwill from Acquisition of Maximize IT		  366,887

December 31, 2003 and 2004 Balance of Goodwill		$ 911,140

2005 Goodwill adjustment related to the sale of the
managed services business (Note 1)                       (366,887)
2005 Goodwill adjustment related to note restructuring
with related parties (Notes 2 and 11)			 (544,253)

December 31, 2005 Balance of Goodwill			$     -0-




7) Preferred Stock and Common Stock

During May 2005 the Board of Directors approved a one for ten reverse stock split of its outstanding shares. The split applied to shares held as of the close of market trading May 13, 2005 and trading began on a post split basis May 16, 2005. Holders of partial shares as a result of the split received one full common share for the partial share. After the split, Mycom has 7,479,871 shares outstanding. The total number of authorized common shares remains at 90 million. The Company's post split trading symbol was changed to MYCM.OB effective May 16, 2005. All references to common stock and preferred stock have been retroactively adjusted to give effect to this reverse stock split.

On May 4, 2005 the Company issued 50,000 shares of common stock on a post-split basis for services rendered pursuant to the Company's stock option plan.

On May 6, 2005 the Company issued 130,000 shares of restricted common stock on a post-split basis for services rendered.

There are 10,000,000 shares of series A preferred stock,at $1.50 par value, authorized of which 906,667 have been issued as of December 31, 2005. The Company issued 200,000 shares of series A preferred stock on January 31,2003 in connection with the acquisition of Maximize I.T., Inc. and also sold 190,000 preferred shares during 2003 primarily to officers and 400,000 shares to a board member during 2004. The terms of the preferred share purchase agreement include conversion rights to common stock, on a one-for-one basis at any time within a five-year term. The preferred shares pay dividends of 8% per annum each quarter. If at the end of the five-year term the Company's common stock is not trading at a price of $1.50 per share or higher, the Company will issue additional common shares to the preferred shareholder so that the value of total shares owned by the investor at the end of the term equals the original investment. During 2004 and 2005 preferred dividends were paid or accrued totaling $78,911 during 2004 and $110,355 based upon a preferred value of $1,360,000 or $1.50 per issued preferred share.

The company has 90,000,000 shares of common stock authorized with a par value of $0.01 . As of December 31, 2004 and 2005 there were 7,299,861 and 7,479,871 shares, respectively, of the Company's common stock issued and outstanding. During 2004 100,000 shares were issued related to the exercise of stock options. Also during 2004, 75,000 shares that were previously issued related to an agreement to perform professional services were cancelled due to non-performance of the agreement to provide professional services.



8) Litigation

There are currently no threatened or pending legal proceedings against the Company.

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

9) Employment and Consulting Agreements


On April 16, 2001, the Company entered into substantially similar employment agreements with Rob R. Bransom, to serve as the Company's Chairman & Chief Executive Officer, James T. Bobbitt, to serve as the Company's President & Chief Operating Officer. The employment agreements were for a term of three years and
expired during April 2004.   Effective January 1, 2004, Bobbitt accepted a
compensation rate of $160,000 and Bransom accepted a compensation rate of $120,000 annually. During March of 2006, the Company's President and Chief Operating Officer, James T. Bobbitt was placed on Long Term Disability. The Company's Chairman, CEO, Mr. Bransom, has assumed all of the President's responsibilities in addition to his own duties, and has accepted a reduction in salary to an annual rate of $60,000 in an effort to reduce operating expenses.


On February 1, 2003, the Company entered into an employment agreement with Todd Hinners to serve as Vice President of Business development. The agreement provides for a term of two years and an annual salary of $100,000. Effective January 1, 2004, in order to reduce operating costs, Mr. Hinners accepted an annual salary rate of $25,000, and the employment agreement term was extended to December 31, 2007. The agreement further provided that additional compensation would be paid for the company's achievement of quarterly profit goals. No incentive payments occurred in 2004 or 2005. The agreement provides for termination without penalty for cause. The agreements may also be terminated without cause by the Company and would result in payment of the base salary to
the end of the agreement term.   During March of 2006, Director Todd Hinners
accepted a reduction of compensation from $25,000 annual to $0 annual plus benefits. No new employment agreements were entered into with management during 2005.


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

Effective March, 2002 the Company issued incentive stock options for 48,000 common shares to six employees that are exercisable after twelve months at a price of $.40 per share. These options expire on February 28, 2007. During 2002, options for 15,000 of these shares were terminated, and during 2004, 29,000 of these options were terminated related to five employees whose employment with the Company ceased. In addition , effective September 24, 2002 the Company issued incentive options for 100,000 common shares to its former chief financial officer that were exercised during 2004 at a price of $.25 per share.

Also, during 2002, a common stock warrant was issued to the Company's bank for 50,000 shares exercisable anytime on or after the earlier of (i) refinancing with a different bank or (ii) an event of default under the Company's loan agreement with the bank. The bank warrant was exercisable at a price of $.30 per share. During 2004 the Company was released of any obligation under this warrant agreement.

On April 30, 2003, the company issued incentive stock options for 50,000 shares to three employees that would be exercisable after twelve months at a price per share of $.35. These options expire May 30, 2008. During 2003, 10,000 shares were terminated related to one of the employees' termination.

On December 10, 2003, the Company issued incentive stock options for 40,000 shares to three employees that would be exercisable after twelve months at a price per share of $.30. These options expire December 10, 2008. During January of 2004, 5,000 shares were terminated related to one of the employees' termination.

On July 8, 2004, the Company issued incentive stock options for 23,000 shares to 5 employees that would be exercisable after twelve months at a price per share of $.50. The termination of 1 employee during 2005 resulted in 1000 option shares being forfeited.

On May 10, 2005 2500 option shares were issued to a employee who left the employ of the Company during 2005 prior to the date the options were to vest. As a result 2500 option shares were forfeited during 2005.

Activity in stock options and warrants were as follows for the years ending December 31, 2004 and December 31, 2005:


                                    Stock       Average               Average
                                   Options       Price     Warrants    Price
Outstanding 12/31/03               213,000        0.30      50,000      0.30
Granted to employees during 2004    23,000        0.50
Options exercised                 (100,000)	  2.50
Forfeited during 2004	          ( 34,000)	  0.40	   (50,000)	0.30
                              -------------------------------------------------
Outstanding 12/31/04		   102,000	  0.37		 0	   0
Granted to employees during 2005     2,500
Forfeited during 2005	           ( 3,500)	  0.36
                              -------------------------------------------------
Outstanding 12/31/05	           101,000	  0.37



At December 31, 2005, all outstanding options  were fully vested as follows:

                         Range of Exercise
                             Prices
                         -----------------
                                              Number of       Weighted Average
   Vested at              High        Low      Shares          Exercise Price
                         -----       -----    ---------       ----------------
December 31, 2002                                  -                    -

December 31, 2003         0.30        0.30     4,000            $    0.40
June 30, 2004             0.35        0.35    40,000            $    0.35
December 31, 2004         0.30        0.30    35,000            $    0.30
July 31, 2005             0.50        0.50    22,000            $    0.50
                         -----       -----  ---------         ----------------
                                             101,000
                                            =========

If not previously exercised or canceled, options outstanding at December 31, 2005 will expire as follows:

                            Range of Exercise
                                Prices
                            -----------------
                                               Number of     Weighted Average
Year Ending December 31,    High        Low      Shares       Exercise Price
                           -----       -----   ---------     ----------------
2004                                               -                  -
2005                                               -                  -
2006                        0.30        0.50    86,000 *            0.37
2007                        0.40        0.40     4,000              0.40
2008                        0.35        0.35    10,000              0.35
2009                        0.50	0.50	 1,000	            0.50
                           -----       -----   ---------     ----------------
                                               101,000
                                               =========

* As a result of employee terminations, 86,000 options expired on February 28, 2006. The remaining balance of outstanding options as of March 25, 2006 is 15,000 options.

Pro Forma Stock-Based Compensation Disclosures

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were equal to or greater than the fair value of the Company's common stock on the grant dates.

Options granted during the years ended December 31, 2004 and 2005 consist of:

                                       Weighted average
                                      fair value at grant       Weighted average
Year and Type                                date                exercise price
----------------------------------    -------------------       ----------------
Year ending December 31,2004
Exercise price exceeds fair value            0.30	              0.50

Year ending December 31, 2005:
Exercise price exceeds fair value	     0.08	              0.30


The fair value of each option was computed using the Black-Scholes method using the following weighted-average assumptions:

           Expected Volatility:             100%
           Risk-free interest rate:         4.76%
           Expected Dividends:                -
           Expected Term in Years:            5



11)Related Party Notes

Mycom entered into long-term debt agreements with two principal shareholders on April 16, 2001 as part of the business combination agreement between Mycom and Bobbitt & Bransom, Inc., d.b.a. Broughton International. The Company owed a total of $767,300 as of December 31, 2004 in total on these two debt agreements. During September of 2005, the Company amended these notes with the two related parties, Rob R. Bransom and James T. Bobbitt, who agreed to forgive a total of $536,370 in principal due to them. Since the original notes payable created goodwill, goodwill has been reduced accordingly. The amended notes call for varying monthly scheduled payments to be paid through October 2007. Payment may be made in cash or stock at the option of the note holders. The balance on these uncollateralized notes that bear interest at 3.0% per annum was
approximately $308,558 at December 31, 2005.   During March 2006 these note
holders agreed to convert the remaining balances of the notes to stock.
(See Subsequent Events Note 12.)

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

During December 2003 a board member provided a subordinated loan in the amount of $200,000 to the Company bearing interest at a rate of 8%. During the second quarter of 2005 the same board member provided an additional $200,000 loan to the Company. During the third quarter of 2005, a principal payment in the amount of $150,000 was paid on the note with the proceeds from the sale of the managed services business. The note has been amended at the same 8% rate of interest with a balloon payment of $250,000 in principal due in December 2006. Interest is being paid monthly. Effective March 28, 2006, the board member resigned his position with the board of directors for personal reasons.

In November of 2004, Rob R. Bransom, Chairman, and CEO provided a $25,000 loan to the Company secured by a Promissory note payable in three installments, with the final payment due March 10, 2005, at an Interest rate of 8%. The note was amended during March 2005 extending the remaining $20,000 principal balance to July 31, 2005. This note was paid in full during 2005.

In November of 2004, James T. Bobbitt, President and COO provided a $25,000 loan to the Company secured by a Promissory note payable in three installments, with the final payment due March 10, 2005, at an Interest rate of 8%. The note was amended during March 2005 extending the remaining $15,000 principal balance plus accrued interest to July 31, 2005. This note was paid in full during 2005.

12) Subsequent Events

During March 2006, two related parties agreed to settle Notes totaling $248,888 and to accept Mycom Common stock in lieu of cash in settlement of these Notes. James T. Bobbitt will receive 1,124,991 shares of Common stock and Rob R. Bransom will receive 1,364,391 of Common stock.

During March 2006, the Company's President and Chief Operating Officer, James
T. Bobbitt was placed on Long Term Disability. The Company's Chairman, CEO has assumed all of the President's responsibilities in addition to his own as Chairman and Chief Executive Officer.

The Company's Chairman, CEO and acting President and COO accepted a reduction in salary to an annual rate of $60,000, effective February 16, 2006.

During March 2006, the Company entered into a Letter of Intent with a private company for the sale of Mycom's Broughton International software reselling business assets. The Terms of the sale are to be announced upon reaching a which definitive agreement for the sale is expected to transpire on or before April 30, 2006.

During March 2006, the Company entered into preliminary discussions with parties who expressed an interest in acquiring the control of the Company via a merger or other transaction.

During March 2006, Director Todd Hinners accepted a reduction of compensation from $25,000 annual to $0 annual plus benefits.

Effective March 28, 2006 as filed on Form 8K, Lance White, a Director of the Comany, resigned his position with the Board of Directors for personal reasons.



PART III

ITEMS 9-12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Company's Board of Directors currently consisted of four persons as of December 31, 2005. Effective March 28, 2006 Mr. Lance White, a Director of the Company, resigned his position for personal reasons. Directors are elected to serve for one year, or until the next annual meeting of shareholders, and until their successors are elected and qualified. The Company does not currently have an audit committee due to its loss of an outside board member. The Company has been unable to recruit a qualified replacement for the outside board member position during 2005.

       Set forth below is certain information of each Director and executive officer of the Company, including information regarding such person's business experience. The Company's executive officers serve at the discretion of the Board of Directors subject to any contracts of employment.

Name	         Age   Position                                 Director Since

Rob R. Bransom	  64   Director, Chairman & Chief Executive Officer      2001
James T. Bobbitt  58   Director, President & Chief Operating Officer     2001
Todd A. Hinners	  43   Director, Vice President of Business Development  2003
(i) Lance White   52   Director  Outside Director                        2001

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

         Lance White became a Director of the Company in November 2001, and is Chairman and CEO of DCS Sanitation Management, Inc., a position he has held for more than the previous five years. His background includes executive positions with the Chemed Corporation. Mr. White holds an MBA from Harvard University, and a Bachelor of Science degree in finance from Miami University of Ohio. (i)

(i) Effective March 28, 2006 Mr. White resigned as Director of the Company for personal reasons.

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 13, 2006, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 3d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock of the Company, (ii) each Director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and Directors of the Company as a group. The address of each of the Directors and executive officers listed below is c/o Mycom Group, Inc., 602 Main Street, Suite 1100, Cincinnati, OH 45202.



   Name and Address of            Amount and Nature of          Percentage
     Beneficial Owner            Beneficial Ownership(1)        of Class(2)
---------------------------    ----------------------------    -------------
Rob R. Bransom                       2,066,900 (3)(4)             24.5%
James T. Bobbitt                     2,145,000 (3)(4)             25.6%
Todd A. Hinners                        261,000 (4)(5)              3.0%
Lance White                          1,162,834 (4)(6)             13.8%

All officers and Directors           5,635,734 (4)as a group
                                    (4 persons)  	          67%

         (1)Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

         (2)Based on 7,479,871common shares and 906,667 preferred shares outstanding as of March 13, 2006.

         (3)Messrs. Bransom and Bobbitt each own 50% of Broughton Acquisition, LLC an Ohio limited liability company established in 2001 to acquire 2,700,000 common shares of the Company's stock from certain individual shareholders. Messrs. Bransom and Bobbitt each have voting rights to 1,350,000 shares of the Company through their ownership in Broughton Acquisition, LLC, and such shares are included in the amounts shown.

         (4) Includes 53,333 shares issuable to Mr. Bransom, and 53,333 shares issuable to Mr. Bobbitt, and 200,000 shares issuable to Mr. Hinners, and 533,336 issuable to Mr. White on the exercise of currently exercisable preferred shares, series A that are convertible to common shares.

	 (5)Includes 30,000 shares held jointly with spouse.

         (6) Effective March 28, 2006, as filed on Form 8K, Lance White, a Director of the the Company, resigned his position with the Board of Directors for personal reasons.

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

       Based solely on the Company's review of the copies of those reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company believes that, during 2005 all filing requirements applicable to its officers, Directors, and greater than ten percent beneficial owners were complied with.

     The Securities and Exchange Commission promulgated a new ruling effective March 3, 2003 requiring small business issuers to disclose the Company's adoption of a code of ethics for chief executive and financial officers. The Company has adopted a code of ethics that is published on the Company's website.

EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 2005, 2004 and 2003, compensation paid by the Company to its Chief Executive Officer and to other executive officers of the Company who received more than $100,000 in compensation during the fiscal year ended December 31, 2005.


                    SUMMARY COMPENSATION TABLE
                       Annual Compensation

Name and                                  Other       Long-Term    Securities/
Principal Position   Year   Salary($)   Consulting     Bonus($)      Other
------------------- ------ ----------  ------------   ---------  ------------

Rob R. Bransom,      2005   $116,621       -0-           -0-          -0-
Chairman & Chief     2004   $120,000       -0-     	 -0-	      -0-
Executive Officer    2003   $167,504       -0-           -0-          -0-

James T. Bobbitt,    2005   $133,494	   -0-           -0-          -0-
President & Chief    2004   $160,000	   -0-           -0-          -0-
Operating Officer    2003   $175,008       -0-           -0-          -0-

	On April 16, 2001, the Company entered into substantially similar employment agreements with Rob R. Bransom, to serve as the Company's Chairman & Chief Executive Officer, James T. Bobbitt, to serve as the Company's President & Chief Operating Officer. The employment agreements were for a term of three
years and expired during April 2004.   Effective January 1, 2004, Bobbitt
accepted a compensation rate of $160,000 and Bransom accepted a compensation rate of $120,000 annually. During March of 2006, the Company's President and Chief Operating Officer, James T. Bobbitt was placed on Long Term Disability. The Company's Chairman, CEO, Mr. Bransom, has assumed all of the President's responsibilities in addition to his own duties, and has accepted a reduction in salary to an annual rate of $60,000 in an effort to reduce operating expenses.


COMPENSATION OF DIRECTORS

      Prior to 2005, non-employee Directors received $1,000 per quarter for meetings of the Board of Directors. This practice was done away with during 2005 in an effort to conserve cash flow.

MYCOM RETIREMENT AND STOCK PLANS

	The Company sponsors, for all employees, a qualified retirement plan under section 401 (k) of the Internal Revenue Code, whereby employees can elect to have a portion of their salary deferred. The Company makes a matching contribution based on a percentage that is determined by the Board of Directors. Matching contributions of $7,117 and $7,659 were made for 2004 and 2005, respectively. All such elective deferrals are not subject to current income tax, and are held by a third-party trustee.

       On December 12, 2000, the Company adopted the Mycom Group, Inc. Stock Plan, a non-qualified plan for the issuance of stock and stock options to eligible participants as defined under the Plan. A total of 5,000,000 shares of common stock are reserved for issuance under the Plan. Pursuant to the terms of the Plan, the Board of Directors has exclusive authority to determine the persons receiving shares or options, the amount of such shares or options, the exercise price subject to each option and the time or times at which all or a portion of each option may be exercised, together with all other provisions for the options. Stock awards totaling 261,000 shares have been issued since the inception of the Plan. As of December 31, 2005, stock options granted and remaining exercisable totaled 101,000 shares. A Warrant to Purchase 50,000 shares of Common Stock at a price per share of $.30 was issued to The Provident Bank on July 10, 2002 and was cancelled during 2004.

Plan category          Number of securities to be      Weighted average      Number of securities
		         issued upon exercise of       exercise price of     available for future
		     outstanding, options & warrants   options & warrants.   issuance
--------------------  -----------------------------   --------------------    -------------------

Equity compensation
plans approved by
security holders

Equity compensation           101,000             	     $.37                  3,898,000
security holders

			      101,000                        $.37                  3,898,000


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


(B) During the quarter ended December 31,2005, the Company filed no Reports on Form 8-K.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees:
Fees for audit services provided by Schumacher and Associates total approximately $33K for both 2004 and 2005 including fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-QSB.

(2) Audit Related Fees:
Schumacher and Associates did not bill the Company any audit related fees during 2004 or 2005.

(3) Tax Fees:
Schumacher and Associates did not bill the Company any tax fees during 2004 or 2005.

(4) All Other Fees:
Schumacher and Associates did not bill the Company any other fees during 2004 or 2005.

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

Date:   April 12, 2006



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

Date:   April 12, 2006


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

Date:   April 12, 2006


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


April 12, 2006					/s/ Rob R. Bransom
					______________________________________
					         Chief Executive Officer


April 12, 2006				       /s/ Carol J. Weinstein
				        ______________________________________
					         Chief Financial Officer

     	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.




Exhibit 21

Subsidiaries of the Registrant
(as of April 12, 2006)

                                            State of        Percentage
Subsidiary Name                           Incorporation      Ownership
----------------                          -------------     ----------
Bobbitt & Bransom, Inc.                        Ohio              100%