Form 10QSB
period 2006-03-31
MYCOM GROUP INC /NV/
filed 2006-05-18
CIK 1070510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ______________
                       Commission file number: 0-29836

		               MYCOM GROUP, INC.
  ____________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

		 Nevada					33-0677545
  ____________________________________________________________________________
  (State or other jurisdiction of 	     (IRS Employer Identification No.)
  incorporation or organization)

		    P.O. Box 44036, Cincinnati, Ohio 45244-0036
  ____________________________________________________________________________
                  (Address of principal executive offices)

  ____________________________________________________________________________
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11,2006 the issuer had 9,969,253 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]




                         PART I - FINANCIAL INFORMATION



                        MYCOM GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2005, March 31, 2005 AND 2006





                 MYCOM GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

ASSETS
								    (unaudited)	         (See Note 1)
                                                                   March 31, 2006      December 31, 2005
                                                                 -----------------     -----------------
Cash                                                                $    19,095	          $   21,088
Cash Escrow						                 70,000	              70,000
Accounts receivable, net of allowance for doubtful accounts
 of $6,868 at December 31, 2005, and $6,923 at
 March 31, 2006					         	        285,020              419,498
Prepaid expenses and other assets                                        22,443               47,828
                                                                     ----------            ----------
                                      Total current assets              396,558              558,414
						                     ----------	           ----------
Fixed Assets
 Office furniture and equipment                                         178,828               178,828
 Accumulated amortization and depreciation                             (145,500)             (141,092)
                                                                     ----------            ----------
                                      Fixed assets, net                  33,328                37,736

                                                                     ----------            ----------
                                           TOTAL ASSETS              $  429,886           $   596,150
                                                                     ==========           ===========

LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable			                             $  688,753           $   620,525
   Accrued expenses                           			        171,132	              154,543
   Notes payable, including current maturities                        1,049,752             1,248,095

                                                                    -----------            ----------
                                         Total current liabilities    1,909,637             2,023,163

   Notes payable, net of current maturities                             285,817               293,138
   Notes payable, related parties (see Note 2)                              -                 189,205

                                                                     ----------            ----------
                                         TOTAL LIABILITIES            2,195,454             2,505,506
                                                                     ----------            ----------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    9,066,669 issued and outstanding at
    December 31, 2004 and March 31, 2005:                             1,360,000             1,360,000

   Common stock, 90,000,000 shares authorized,
    $.01 par value; 7,479,871 and  9,969,253 issued and
    outstanding at December 31, 2005,
      and March 31, 2006         		                         99,693              74,799

    Additional paid in capital				                827,639	            603,390

  (Accumulated deficit)                            		     (4,052,900)         (3,947,545)
                                                                     ----------          ----------
TOTAL STOCKHOLDERS'(DEFICIT)                                         (1,765,568)         (1,909,356)
                                                                     ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                         $  429,886           $ 596,150
                                                                     ==========           ==========


The accompanying notes are an integral part of the financial statements.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Three months ended March 31
                                               ---------------------------
                                                  2006             2005
                                               -----------     -----------

Revenue from continuing operations               $757,313        $932,980
                                               -----------     -----------
   Cost of sales from continuing operations       596,035         779,985
                                               -----------     -----------

Gross profit from continuing operations           161,278         152,995

Operating Expenses:
   Labor related expenses                         126,450         188,102
   Depreciation                                     4,408          15,000
   Rent and other                                  84,565          72,545
                                               -----------     -----------
                    Total                         215,423         275,647
                                               -----------     -----------
 Income (loss) from operations                    (54,145)       (122,652)
                                               -----------     -----------
Other income (expense):
   Interest expense                               (22,006)        (27,139)

                                               -----------     -----------
   Net (loss) from continuing operations          (76,151)       (149,791)


Discontinued Operations:
  (Loss) from discontinued operations                             (16,808)

   Gain on sale of discontinued operations                            --
                                               -----------     -----------
  Net (loss) from discontinued operations                         (16,808)

                                               ===========     ===========
    Net (loss)                                   $(76,151)      ($166,599)
                                               ===========     ===========


Dividend requirements on preferred                 29,204          28,392
 stock

(Loss) attributable to common                   $(105,355)      $(194,991)
Shareholders                                   ===========     ===========

Per share information:
Continuing operations                               $(.01)          $(.02)
Discontinued operations                                --             nil
Net (loss) per share                                $(.01)          $(.02)
                                               ===========     ===========
Weighted average common shares
        outstanding, and equivalents            8,441,858       8,206,528
                                               ===========     ===========






                       MYCOM GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended March 31
                                                     2006             2005
Cash Flows From (Used in):
  Operating Activities of Continuing Operations
  Net (loss)                                        (76,151)          (166,599)
  Less: Net (loss) from discontinued operations          -             (16,808)
                                                   ---------          ---------
 Net (loss) from continuing operations              (76,151)          (149,791)

Adjustments to reconcile net (loss) to net cash
used in operating activities of
continuing operations:
   Depreciation and amortization                      4,408             15,000
   Decrease (increase) in:
          Accounts receivable                       134,478            294,933
          Prepaid expenses and other assets          25,385             (5,560)
   Increase (decrease) in:
          Accounts payable and accrued expenses      84,817           (156,025)

                                                   ---------          ---------
Net cash provided by(used in) operating             172,937             (1,443)
activities of continuing operations                ---------          ---------

Cash flows from investing activities
of continuing operations                                 -                   -

Cash flows from financing activities:
   Leases                                                -              (2,593)
   Preferred stock dividends                        (29,205)           (28,392)
   Note payments to related parties                 (59,415)           (42,785)
   Change in term debt                              (77,378)            (4,936)
   Change in line of credit                          (8,932)            47,211
                                                   ---------          ---------
            Net cash provided (used in) by         (174,930)           (31,495)
             financing activities
Net Cash provided by (used in) activities of         (1,993)           (32,938)
   continuing operations
                                                   ---------          ---------

Net loss from discontinued operations                    -             (16,808)
Adjustments to reconcile net (loss) to net cash
 used in operating activities of discontinued operations:
   Depreciation and amortization                                        46,703
   Increase in deferred revenue                                         57,843
                                                   ---------          ---------
Net cash (used in) operating activities of
discontinued operations                                  -              87,738
                                                   ---------          ---------


Cash flows from investing activities of
discontinued operations:
  Purchase of fixed assets                               -              (5,692)
  Investment in software development                     -             (50,852)
                                                   ---------          ---------
Net cash provided by (used in) investing activities
of discontinued operations                               -             (56,544)
                                                   ---------          ---------
            Net increase (decrease) in cash          (1,993)            (1,744)
                                                   ---------          ---------
Cash and cash equivalents:
   Beginning of year                                 21,088             19,610
                                                   ---------          ---------
   End of Period                                   $ 19,095           $ 17,866
                                                   =========          =========

Supplemental cash flow information:
   Cash paid for interest                          $ 22,006           $ 27,139
                                                   =========          =========
   Cash paid for income taxes                      $    0             $    0
                                                   =========          =========





Non-Cash Transactions:

During the 3 months ended March 31, 2006 the following non-cash transaction occurred:

The Company issued shares of common stock in exchange for notes payable to related parties in the amount of $249,143.







                        MYCOM GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2006 AND 2005
                                 (Unaudited)

1)	Unaudited Statements

       The Consolidated Balance Sheet as of March 31, 2006, the Consolidated Statements of Operations for the three month periods ended March 31, 2005, and 2006, and the Statements of Cash Flows for the three month periods ended March 31, 2005, and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2006, and for all periods presented, have been made.

       These statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, as filed on Form 10KSB, with the Securities and Exchange Commission, dated March 31, 2006, and included herein by reference.


2)   	Notes Payable-Related Parties

During September of 2005, the Company amended its notes with two related parties, Rob R. Bransom and James T. Bobbitt, who agreed to forgive $536,370 in principal due to them. Since the original notes payable created goodwill, goodwill has been reduced accordingly. The amended notes call for varying monthly scheduled payments to be paid through October 2007. Payment may be made in cash or stock at the option of the note holders. The balance on these uncollateralized notes that bear interest at 3.0% per annum was approximately $308,558 at December 31, 2005. During the first quarter of 2006 cash in the amount of $59,415 was paid and 2,489,382 shares of stock was issued to the note holders in full satisfaction of these notes.

During December 2003 a former board member provided a subordinated loan in the amount of $200,000 to the Company bearing interest at a rate of 8%. During the second quarter of 2005 the same board member provided an additional $200,000 loan to the Company. During the third quarter of 2005, a principal payment in the amount of $150,000 was paid on the note with the proceeds from the sale of the managed services business. The note was amended at the same 8% rate of interest with a balloon payment of $250,000 in principal due in December 2006. During May of 2006 the note holder agreed to accept $1,000 in full repayment of this note.

The bank line of credit and the term note payable to the bank are collateralized by substantially all of the assets of the Company, with portions Guaranteed by two Directors of the Company and subject to certain financial covenants.


3)	Basis of Presentation - Going Concern

	The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations in previous years, and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern. With the sale of substantially all of the business assets and operations of the business being completed during April 2006, the Company does not anticipate generating income from operations in the short term, but is seeking a business combination. Management believes that this plan provides an opportunity to continue as a going concern.

	In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.


4)	Software Capitalization

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


5)	Subsequent Events

On April 17, 2006 the Company sold the assets of its software sales business to Rippe and Kingston Systems, Inc.. The sale, valued at $850,000 included cash at closing of approximately $122,000, the assumption of approximately $528,000 of liabilities and future payments in the amount of $200,000. The business being sold represents substantially all of Mycom's total sales volume.

The Mycom Group has reached agreement with all Preferred stock holders to convert all Class A Preferred shares to common shares. Each share of Series A preferred stock, valued at One Dollar and Fifty Cents ($1.50) per share, will be converted to ten (10) shares of common stock. There are 906,667 shares of preferred stock being converted to 9,066,667 shares of common stock. The conversion will be completed by May 30, 2006.

The Mycom Group has reached agreement with Preferred stock holders that are affiliated with the Company who elected to defer the 8% dividends paid on preferred stock during the July 1, 2005 through March 31, 2006 period to accept Mycom common stock in payment. There are $76,895 of deferred dividends accrued. Each share of Mycom common stock issued in payment of deferred dividends will be valued at Fifteen cents ($00.15). Five Hundred and Twelve Thousand, Six Hundred and Forty-Three (512,643) shares of common stock will be issued in payment by May 30, 2006.

Mycom is in discussions with a party that has expressed interest in acquiring a controlling interest in the Company.

During April 2006, the Company initiated steps to discontinue its 401K plan which is being administered by a third party administrator.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, as filed on Form 10KSB, with the Securities and Exchange Commission.

Description of Business

As per Form 8K dated April 17, 2006 and filed with the SEC, the Company sold the assets of its software resale business on April 17, 2006. The sale represents substantially all of the revenues being reported as revenues from continuing operations in this quarterly report.

Prior to the sale, Mycom Group, Inc. provided a wide range of software, and enterprise solutions to a base of more than 2500 customers throughout North America. At March 31, 2006 the Company employed 6 full time employees located in Cincinnati, Ohio.


                       Three Months Ended March 31, 2005
                 Compared to Three Months Ended March 31, 2006

Results of Operations

Revenue from continuing operations decreased $175,667 or 18.8% from $932,980 during the first quarter of 2005 to $757,313 during the first quarter of 2006. The decline in revenues is largely a result of the Company's inability to purchase software products as a result of being on credit hold with its vendors. As a result of the Company's credit position, some orders were processed direct with vendors rather than through Mycom. The Company recorded only the margin as revenue on these sales and this resulted in recording a decline in revenue.


Gross profit from continuing operations increased 4.9% from 16.4% to 21.3% in comparing the 3 months ending March 31 2005 to the same period of 2006. This increase in gross profit margin was largely due to some orders being processed direct with vendors rather than through Mycom. The company recorded only the margin as revenue on these sales and an increase in gross profit margin resulted.

Operating expenses of continuing operations decreased $60,224 or 21.8% from $275,647 in the first quarter of 2005 to $215,423 in the quarter ending
March 31, 2006. The reduction in operating expense during the first quarter of 2005, as compared to the same quarter of 2004, is primarily due to reductions in labor and benefits as a result of fewer employees.

The Company experienced a net loss from both operations and continuing operations in the first quarter of 2006 of $(76,151) as compared to a $(149,791) net loss from continuing operations and a net loss from discontinued operations of $(16,808) that resulted in a net loss of $(166,599) during the first quarter of 2005. Management has been unsuccessful in its efforts to reduce costs and to return to profitability and has determined that the sale of the assets of the business is necessary as it can no longer generate capital to support continued losses.


Liquidity and Capital Resources

Mycom has a line of credit of $650,000 with a balance of $584,353 at March 31, 2006, and a long-term note totaling $317,138 at March 31, 2006 with First Financial Bank. The line of credit bears interest at a rate of one-half percentage point above the Bank's prime rate. The term loan bears interest at the Bank's prime rate. The Company has a net working capital deficiency as of March 31, 2006, of approximately $1.5 million that includes the renewable bank line of credit of $584,353 that is due November 21,2006. Mycom reviewed with the Bank its plan to sell the remaining assets of the business and obtained the Bank's approval for the sale.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes of substance have occurred from what was previously reported in the company's Form 10-KSB for the period ended December 31, 2005 per Rule 12b-2.

Item 5.  Other Information






SIGNATURES

	In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				      MYCOM GROUP, INC.

 				      By:  /s/ Rob R. Bransom
				     Rob R. Bransom, Chief Executive Officer


				      By:  /s/ Carol J. Weinstein
				     Carol J. Weinstein, Chief Financial Officer

Date:   May 18, 2006



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

Date:   May 18, 2006


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

Date:   May 18, 2006


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

May 18, 2006				           /s/ Rob R. Bransom
					_______________________________________
						    Chief Executive Officer


May 18, 2006				          /s/ Carol J. Weinstein
				        _______________________________________
					           Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.