Form 10QSB
period 2006-06-30
MYCOM GROUP INC /NV/
filed 2006-08-21
CIK 1070510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ______________

                         Commission file number: 0-29836

                                MYCOM GROUP, INC.
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                33-0677545
--------------------------------                             -------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

               2560 W. Main Street , Suite 200 Littleton, CO 80120
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  303-794-9450
                                  ------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2006 the issuer had 22,078,565 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]


                         PART I - FINANCIAL INFORMATION



                                MYCOM GROUP, INC.
                                 BALANCE SHEETS


                                                                      (unaudited)       (See Note 1)
                                                                     June 30, 2006    December 31, 2005
                                                                     -------------    ----------------
                                     ASSETS
Cash                                                                 $          --    $         21,088
Cash Escrow, restricted (Note 2)                                            70,000              70,000
Accounts receivable, net of allowance for doubtful accounts
 of $6,868 at December 31, 2005, and $0 at
 June 30, 2006                                                                  --             419,498
Note Receivable, restricted (Note 2)                                       200,000                  --
Prepaid expenses and other assets                                               --              47,828
                                                                     -------------    ----------------
                                      Total current assets                 270,000             558,414
                                                                     -------------    ----------------
Fixed Assets
 Office furniture and equipment                                                 --             178,828
 Accumulated amortization and depreciation                                      --            (141,092)
                                                                     -------------    ----------------
                                      Fixed assets, net                         --              37,736

                                                                     -------------    ----------------
                                           TOTAL ASSETS              $     270,000    $        596,150
                                                                     =============    ================

                     LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable                                                  $          --    $        620,525
   Accrued expenses                                                          3,223             154,543
   Notes payable, including current maturities                             809,843           1,248,095

                                                                     -------------    ----------------
                                         Total current liabilities         813,066           2,023,163

   Notes payable, net of current maturities                                     --             293,138
   Notes payable, related parties (see Note 2)                                  --             189,205
                                                                     -------------    ----------------
                                         TOTAL LIABILITIES                 813,066           2,505,506
                                                                     -------------    ----------------

   Commitments and contingencies (notes 4 and 6)

Stockholders'(Deficit):
   Preferred stock, 10,000,000 shares authorized, with
    9,066,669 and 0 issued and outstanding at
    December 31, 2005 and June 30, 2006                                         --           1,360,000

   Common stock, 90,000,000 shares authorized, $.01 par value;
    7,479,871 and 22,078,565 issued and outstanding at
    December 31, 2005, and June 30, 2006                                   220,786              74,799

    Additional paid in capital                                           2,809,826             603,390

  (Accumulated deficit)                                                 (3,573,678)         (3,947,545)
                                                                     -------------    ----------------
TOTAL STOCKHOLDERS'(DEFICIT)                                              (543,066)         (1,909,356)
                                                                     -------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                         $     270,000    $        596,150
                                                                     =============    ================

    The accompanying notes are an integral part of the financial statements.

                                MYCOM GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended              Six Months Ended
                                                              June 30                        June 30
                                                  ----------------------------    -----------------------------
                                                       2006            2005           2006            2005
                                                  ------------    ------------    ------------    ------------
                                                   (unaudited)     (unaudited)    (unaudited)      (unaudited)
Discontinued Operations:
   Gain (loss) from discontinued operations            482,192        (225,511)        406,042        (392,109)
                                                  ------------    ------------    ------------    ------------

             Net income (loss)                    $    482,192    $   (225,511)   $    406,042    $   (392,109)
                                                  ============    ============    ============    ============



Dividend requirements on preferred stock                  2,971          25,125          32,175          53,517

Earning(loss) available for common Shareholders    $    479,221    $   (250,636)   $    373,867    $   (445,626)
                                                   ============    ============    ============    ============

Per share information:

Net income (loss) per share                        $        .03    $       (.03)   $        .02    $       (.05)
                                                   ============    ============    ============    ============
Weighted average common shares
        outstanding, and equivalents                 14,524,244       8,261,475      15,703,980       8,386,538
                                                   ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.


                                MYCOM GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                  Six Months Ended June 30
                                                                      2006         2005
                                                                   ---------    ---------
Net  income (loss)                                                 $ 406,042    $(392,109)
Less gain from sale of discontinued operations                      (576,587)          --
                                                                   ---------    ---------
Loss from discontinued operations                                   (170,545)    (392,109)
Adjustments to reconcile net gain (loss) to net cash provided by
(used in) operating activities of discontinued operations:
   Depreciation and amortization                                          --      123,696
   Decrease (increase) in:
          Accounts receivable                                        129,294      177,114
          Prepaid expenses                                            38,080       (1,223)

   Increase (decrease) in:
          Accounts payable and accrued expenses                      (23,696)     (42,762)
          Deferred revenue                                                --       80,879
  Sale (purchase) of  fixed assets                                     7,765      (10,522)
   Investment in software development                                     --      (50,852)
   Sale of software resale business                                  122,311           --
   Leases                                                                 --       (5,266)
   Additional paid in capital                                        130,000           --
   Preferred stock dividends                                         (32,175)     (53,517)
   Change in notes from related parties                              (60,415)     148,325
   Change in term debt                                              (188,394)      (9,357)
   Change in line of credit                                           26,687       49,279
                                                                   ---------    ---------
Net cash provided by (used in)discontinued operations                (21,088)      13,685
Cash and cash equivalents:
   Beginning of year                                                  21,088       19,610
                                                                   ---------    ---------
   End of Period                                                   $      --    $  33,295
                                                                   =========    =========

Supplemental cash flow information:
   Cash paid for interest                                          $  51,801    $  64,004
                                                                   =========    =========
   Cash paid for income taxes                                      $      --    $      --
                                                                   =========    =========

Non-Cash Transaction
During the six months ended June 30, 2006 the following non-cash transactions occurred:

1. The Company issued 2,489,382 shares of common stock to retire $249,143 of notes payable to related parties during the first quarter of 2006.

2. For consideration of $1,000 a related party forgave the Company $255,652 in principal and accrued interest for a note.

3. 2,500,000 common shares of stock valued at $250,000 were issued to the Company's Landlord as part of a lease settlement. Future royalties payable under an agreement with DLP were also assigned to the landlord and the company forfeited its right to the return of its rental deposit.

4. The purchaser of the assets of the software resale business assumed trade payables and a note payable in the amounts of $617,561 and $200,331 respectively, in exchange for $290,203 in accounts receivable and fixed assets with a net book value of $30,874. Cash consideration of $122,311 was paid and a note was issued for $200,000.

5. $1,360,000 of preferred stock and $80,228 of accrued dividends on this preferred stock were converted to 9,579,310 common shares (Note 5).

6.   30,000 common shares were issued in exchange for accounting services.



                        MYCOM GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2006 AND 2005
                                   (Unaudited)

1)   Unaudited Statements
     --------------------

     The Balance Sheet as of June 30, 2006, the Statements of Operations for the six month periods ended June 30, 2005, and 2006, and the Statements of Cash Flows for the six month periods ended June 30, 2005, and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2006, and for all periods presented, have been made.

     These statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, as filed on Form 10KSB, with the Securities and Exchange Commission, dated March 31, 2006, and included herein by reference.


2)   Notes Payable-Related Parties
     -----------------------------

     During September of 2005, the Company amended its notes with two related parties, Rob R. Bransom and James T. Bobbitt, who agreed to forgive $536,370 in principal due to them. Since the original notes payable created goodwill, goodwill has been reduced accordingly. The amended notes called for varying monthly scheduled payments to be paid through October 2007. Payment may be made in cash or stock at the option of the note holders. The balance on these uncollateralized notes that bear interest at 3.0% per annum was approximately $308,558 at December 31, 2005. During the first quarter of 2006, cash in the amount of $59,415 was paid and 2,489,382 shares of stock was issued to the note holders in full satisfaction of these notes.

     During December 2003, a former board member provided a subordinated loan in the amount of $200,000 to the Company bearing interest at a rate of 8%. During the second quarter of 2005 the same board member provided an additional $200,000 loan to the Company. During the third quarter of 2005, a principal payment in the amount of $150,000 was paid on the note with the proceeds from the sale of the managed services business. The note was amended at the same 8% rate of interest with a balloon payment of $250,000 in principal due in December 2006. During June 2006 the original holder of the note sold, transferred all his rights title and interest in the promissory note to a board member for $1,000 in consideration. The new holder of the note subsequently accepted $1,000 from the Company during June 2006 in full repayment of this note plus accrued interest. Debt forgiveness including principal and interest was $255,652 for the six months ending June 30, 2006.

     The bank line of credit and the term note payable to the bank are collateralized by substantially all of the assets of the Company, with portions Guaranteed by two Directors of the Company and subject to certain financial covenants.

     The Company assigned the note receivable from Rippe and Kingston Systems, Inc. in the amount of $200,000 to the bank at the time of closing the sale of the software resale business on April 14, 2006.

     During July 2006 the Company and the new controlling shareholders entered into a Payoff Agreement with the bank that included an assignment of the Escrow Agreement in the amount of $70,000 to the bank, and a release of Mycom Group, Inc., conditional upon receipt of $370,000 due to the Company from the sale of its stock related to the change of control, and also conditional upon a Loan Assumption Agreement being executed by the guarantors of the bank loans for the principal balance then outstanding under the loans. These conditions were met during July 2006.

3)   Basis of Presentation - Going Concern
     -------------------------------------

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses from operations in previous years, and has net capital and working capital deficits that raise substantial doubts about its ability to continue as a going concern. With the sale of substantially all of the business assets and operations of the business being completed during April 2006,the Company does not anticipate generating income from operations in the short term, but is seeking a business combination. The Company will be economically dependant on its officers and directors to fund operations. In order to meet its liquidity needs during the next fiscal year, the Company will receive additional financing from its officers, directors and stockholders. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

4)   Software Capitalization
     -----------------------

     Prior to divestiture of managed services business, the Company had software products in various stages of development. During 2003 the Company began development of a new virus and spam filtering product mycomPRO(TM) mailMAX II and an encryption and archiving product during 2005. After all research and development had been completed and technological feasibility of the software products was established, costs exclusive of research and development costs were capitalized totaling $553,810 of which $91,512 and $50,852 in costs were capitalized during 2004 and 2005 respectively.- Amortization expense of $139,710 and $111,770 was recorded in 2004 and 2005 related to these capitalized costs. Amortization was computed using the straight-line method over a 36 month period in accordance with SFAS 86. During 2005 the Company sold the assets of its managed services business and accordingly disposed of this asset as part of the sale transaction.

5)   Other - Significant Transactions
     --------------------------------

     As per Form 8K dated April 17, 2006 and filed with the SEC, the Company sold the assets of its software resale business on April 17, 2006 to Rippe and Kingston Systems, Inc.. The purchaser of the assets of the software resale business assumed trade payables and a note payable in the amounts of $617,561 and $200,331 respectively, in exchange for $290,203 in accounts receivable and fixed assets with a net book value of $30,874. Cash consideration of $122,311 was paid and future payments in the amount of $200,000 will be paid subject to certain conditions being met. These future payments were assigned to First Financial Bank at the time of closing this transaction. The software resale business represented substantially all of the Company's total sales volume. At June 30, 2006, the Company had no full time employees. As a result of the sale of the software resale business the Company ceased operations and does not expect to have revenue from operations in the near future.

     The Company entered into agreements with all Preferred stockholders to convert all Class A Preferred shares to common shares. Each share of Series A preferred stock, valued at One Dollar and Fifty Cents ($1.50) per share, was converted to ten (10) shares of common stock. There were 906,667 shares of preferred stock that were converted to 9,066,667 shares of common stock during May 2006.

     The Company reached agreement with Preferred stockholders that are affiliated with the Company who elected to defer the 8% dividends paid on preferred stock during the July 1, 2005 through March 31, 2006 period to accept the Company's common stock in payment. There were $76,895 of deferred dividends accrued. Each share of the Company's common stock issued in payment of deferred dividends was valued at Fifteen cents ($00.15). Five Hundred and Twelve Thousand, Six Hundred and Forty-Three (512,643) shares of common stock were issued in payment during May 2006.

     2,500,000 common shares of stock valued at $250,000 were issued to the Company's Landlord as part of a lease settlement. Future royalties payable under an agreement with DLP were also assigned to the landlord and the company forfeited its right to the return of its rental deposit.


     During April 2006, the Company initiated steps to discontinue its 401K plan which is being administered by a third party. Plan funds are in the process of being distributed to the plan participants.

6)   Subsequent Events
     -----------------

     On July 14, 2006 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") with the Registrant, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust purchased 33,960,718, 16,980,359 and 16,980,359 shares, respectively, of the common stock of the Registrant for an aggregate of $400,000 cash. The source of the funds paid was personal funds of the investors. In accordance with the Stock Purchase Agreement, all officers and directors resigned their positions with the Registrant effective as of the Closing Date and appointed Earnest Mathis as the Registrant's sole director.

     As a result of the purchase of the shares of the Registrant's common stock, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust own approximately 37.73%, 18.87% and 18.87%, respectively, of the issued and outstanding shares of common stock of the Registrant. Earnest Mathis, the Registrant's sole officer and director is also the General Partner of the Mathis Family Partners Ltd. and accordingly, indirectly owns 37.73% of the issued and outstanding shares of common stock of the Registrant.


Item 2. Management's Discussion and Analysis

General
-------
The following discussion should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, as filed on Form 10KSB, with the Securities and Exchange Commission.

Description of Business
-----------------------
As per Form 8K dated April 17, 2006 and filed with the SEC, the Company sold the assets of its software resale business on April 17, 2006 to Rippe and Kingston Systems, Inc.. The purchaser of the assets of the software resale business assumed trade payables and a note payable in the amounts of $617,561 and $200,331 respectively, in exchange for $290,203 in accounts receivable and fixed assets with a net book value of $30,874. Cash consideration of $122,311 was paid and future payments in the amount of $200,000 will be paid subject to certain conditions being met. These future payments were assigned to First Financial Bank at the time of closing this transaction. The software resale business represented substantially all of the Company's total sales volume. At June 30, 2006 the Company had no full time employees. As a result of the sale of the software resale business the Company ceased operations and does not expect to have revenue from operations in the near future.

As per Form 8K filed with the SEC on July 19, 2006, on July 14, 2006 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") with the Registrant, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust purchased 33,960,718, 16,980,359 and 16,980,359 shares, respectively, of the common stock of the Registrant for an aggregate of $400,000 cash. The source of the funds paid was personal funds of the investors. In accordance with the Stock Purchase Agreement, all officers and directors resigned their positions with the Registrant effective as of the Closing Date and appointed Earnest Mathis as the Registrant's sole director.

As a result of the purchase of the shares of the Registrant's common stock, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust own approximately 37.73%, 18.87% and 18.87%, respectively, of the issued and outstanding shares of common stock of the Registrant. Earnest Mathis, the Registrant's sole officer and director is also the General Partner of the Mathis Family Partners Ltd. and accordingly, indirectly owns 37.73% of the issued and outstanding shares of common stock of the Registrant.

Liquidity and Capital Resources
-------------------------------
The Company has a line of credit of $650,000 with a balance of $611,137 at June 30, 2006, and a long-term note totaling $18,803 at June 30, 2006 with First Financial Bank. The line of credit bears interest at a rate of one-half percentage point above the Bank's prime rate. The term loan bears interest at the Bank's prime rate. The Company has a net working capital deficiency as of June 30, 2006, of approximately $543,000 that includes the renewable bank line of credit of $611,137 that is due November 21, 2006. The bank line of credit and the term note payable to the bank are collateralized by substantially all of the assets of the Company, with portions Guaranteed by two Directors of the Company and subject to certain financial covenants.

During July 2006, the Company and the new controlling shareholders entered into a Payoff Agreement with the bank that included an assignment of the Escrow Agreement in the amount of $70,000 to the bank, and a release of the Company conditional upon the receipt of $370,000 due to the Company from the sale of its stock related to the change of control, and also conditional upon a Loan Assumption Agreement being executed by the guarantors of the bank loans for the principal balance then outstanding under the loans. These conditions were met during July 2006. The Payoff Agreement provided for an automatic release of the Company from any further obligation under the Loan Agreement once the conditions were met.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No changes of substance have occurred from what was previously reported in the company's Form 10-KSB for the period ended December 31, 2005 per Rule 12b-2.


Item 6.  Exhibits

(a)  Exhibits 31.1 and 32. Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MYCOM GROUP, INC.


                                   By:  /s/ Earnest Mathis
                                        ------------------
                                        Earnest Mathis, Chief Executive Officer




Date:   August 21, 2006