Form 10QSB
period 2006-09-30
MYCOM GROUP INC /NV/
filed 2006-11-14
CIK 1070510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

     |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period ended __________

                        Commission file number: 000-51046

                                MYCOM GROUP, INC.
                                -----------------
                 (Name of Small Business Issuer in its charter)



            Colorado                                    33-0677545
            --------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                         2560 W. Main Street, Suite 200
                            Littleton, Colorado 80120
                            -------------------------
                    (Address of principal executive offices)

                                 (303) 794-9450
                                 --------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

              Indicate the number of shares outstanding of each of
                   the issuer's classes of common stock, as of
                           the latest practical date:

       Common Stock, $0.01 Par Value, 90,000,000 shares outstanding as of
                              September 30, 2006.

Item 1. Financial Statements

                                MYCOM GROUP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                September 30,   December 31,
                                                                   2006            2005
                                                                (unaudited)     (See Note 1)
                                                               -------------    -----------
                                     ASSETS
Cash                                                           $      26,723    $    21,088
Cash Escrow                                                               --         70,000
Accounts receivable                                                    1,880        419,498
Prepaid expenses and other assets                                         --         47,828
                                                               -------------    -----------
                   Total current assets                               28,603        558,414
                                                               -------------    -----------
Fixed Assets
 Office furniture and equipment                                           --        178,828
 Accumulated amortization and depreciation                                --       (141,092)
                                                               -------------    -----------
                    Fixed assets, net                                     --         37,736

                                                               -------------    -----------
                      TOTAL ASSETS                             $      28,603    $   596,150
                                                               =============    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable                                            $       8,417    $   620,525
   Accrued expenses                                                    3,223        154,543
   Notes payable                                                          --      1,248,095

                                                               -------------    -----------
                   Total current liabilities                          11,640      2,023,163

   Notes payable, net of current maturities                               --        293,138
   Notes payable, related parties (see Note 2)                            --        189,205
                                                               -------------    -----------
                       TOTAL LIABILITIES                              11,640      2,505,506
                                                               -------------    -----------

 Stockholders' Equity (Deficit):
 Preferred stock, 10,000,000 shares authorized, with
  9,066,669 and 0 issued and outstanding at
  December 31, 2005 and June 30, 2006                                     --      1,360,000

 Common stock, 90,000,000 shares authorized, $.01 par value;
  7,479,871 and 90,000,000 issued and outstanding at
  December 31, 2005, and September 30, 2006 respectively             900,000         74,799
 Additional paid in capital                                        2,705,594        603,390
(Accumulated deficit)                                             (3,578,817)    (3,947,545)
(Accumulated deficit) during development stage                        (9,814)            --
                                                               -------------    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  16,963     (1,909,356)
                                                               -------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $      28,603    $   596,150
                                                               =============    ===========

    The accompanying notes are an integral part of the financial statements.

                                MYCOM GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        Three Months Ended
                                                           September 30
                                                   ----------------------------
                                                       2006             2005
                                                   ------------    ------------
Operating Expenses
   Accounting fees                                 $      4,700   $          --
   Legal fees                                             2,235              --
   Shareholder expenses                                   1,682              --
   Other general & administrative expenses                1,197              --
                                                   ------------    ------------

   Total Operating Expenses                               9,814              --
                                                   ------------    ------------
Net Operating (Loss)                                     (9,814)             --
                                                   ------------    ------------
Other (Expense)
   Interest (Expense)                                        --              --
                                                   ------------    ------------
NET (LOSS) from continuing operations                    (9,814)             --
                                                   ------------    ------------
Discontinued Operations:
   (Loss) from discontinued operations                   (5,139)       (196,061)
                                                   ------------    ------------

   Net (loss)                                           (14,953)       (196,061)
                                                   ============    ============

Dividend requirements on preferred stock                     --          29,431
                                                   ------------    ------------
(Loss) available for common shareholders                (14,953)       (225,492)
                                                   ============    ============
Per share information:
Continuing operations                                       nil             nil
Discontinued operations                                     nil            (.01)
Net (loss) per share                                        nil            (.03)

Weighted Average Number of Shares Outstanding        79,664,130       8,386,528
                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.

                                MYCOM GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                   Nine Months Ended         Period from July
                                                     September  30,          14, 2006 (Date of New
                                             ----------------------------    Development Stage)
                                                 2006            2005        to September 30, 2006
                                             ------------    ------------    ---------------------
Operating Expenses
   Accounting fees                           $      4,700    $         --    $               4,700
   Legal fees                                       2,235              --                    2,235
   Shareholder expenses                             1,682              --                    1,682
   Other general & administrative expenses          1,197              --                    1,197
                                             ------------    ------------    ---------------------

   Total Operating Expenses                         9,814              --                    9,814

Net Operating (Loss)                               (9,814)             --                   (9,814)

Other (Expense)
   Interest (Expense)                                  --              --                       --
                                             ------------    ------------    ---------------------

NET (LOSS) from continuing operations              (9,814)             --                   (9,814)
                                             ------------    ------------    ---------------------

Discontinued Operations:
   (Loss) from discontinued operations       $    400,903    $   (588,170)  $                   --
                                             ------------    ------------    ---------------------

    Net Income (loss)                        $    391,089        (588,170)   $              (9,814)
                                             ============    ============    =====================

Dividend requirements on preferred stock           32,175          82,948                       --

Earnings available for common shareholders   $    358,914    $   (671,118)   $              (9,814)
                                             ============    ============    =====================
Per share information:
Continuing operations                                 nil    $       (.03)                     nil
Discontinued operations                      $        .01    $       (.05)                     nil
Net income (loss) per share                  $        .01    $       (.08)                     nil

Weighted Average Number of
         Shares Outstanding                    57,962,670       8,303,159               90,000,000
                                             ============    ============    =====================



   The accompanying notes are an integral part of these financial statements.


                                MYCOM GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        For the Nine Months Ended        Period from July 14
                                                              September 30               2006 (Date of New
                                                     -------------------------------     Development Stage)to
                                                          2006              2005         September 30, 2006
                                                     -------------     -------------     -------------------

Cash Flows From (Used in):
   Operating Activities of Continuing Operations
     Net income (loss)                               $     391,089    $     (588,170)    $            (9,814)
     Less:  Net income (loss) from Discontinued
       Operations                                          400,903          (588,170)                      -
                                                     -------------     -------------     -------------------
    Net (loss) from Continuing Operations                   (9,814)                -                  (9,814)
                                                     -------------     -------------     -------------------

Adjustments to reconcile net loss to net cash
  used in Operating Activities:
     Changes in operating assets and liabilities:
      Accounts receivable                                   (1,880)                                   (1,880)
      Accounts payable                                       8,417                 -                   8,417
                                                     -------------    --------------    --------------------
    Net cash (used in) operating activities                 (3,277)                -                  (3,277)
                                                     -------------    --------------    --------------------

   Investing Activities of Continuing Operations                 -                 -                       -
                                                     -------------    --------------    --------------------


   Financing Activities of Continuing Operations
     Additional paid-in capital                             30,000                 -                  30,000
                                                     -------------    --------------    --------------------
   Net cash provided by financing activities                30,000                 -                  30,000
                                                     -------------    --------------    --------------------

Cash Flows From (Used in):
   Discontinued Operations                                 (21,088)           69,138                       -
                                                     -------------    --------------    --------------------
   Net cash provided by (used in) Discontinued
     Operations                                            (21,088)           69,138                     -
                                                     -------------    --------------    --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    5,635            69,138                  26,723
                                                     -------------    --------------    --------------------


CASH and cash equivalents at beginning of period     $      21,088    $       19,610    $                  -
                                                     -------------    --------------    --------------------

CASH and cash equivalents at end of period           $      26,723    $       88,748    $             26,723
                                                     -------------    --------------    --------------------


Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest                                             $          --    $           --    $                 --
                                                     -------------    --------------    --------------------
Income taxes                                         $          --    $           --    $                 --
                                                     -------------    --------------    --------------------


   The accompanying notes are an integral part of these financial statements.

Non-Cash Transactions
During the nine months ended September 30, 2006, the following non-cash transactions occurred:


1. The Company issued 2,489,382 shares of common stock to retire $249,143 of notes payable to related parties during the first quarter of 2006.

2. For consideration of $1,000, a related party forgave the Company $255,652 in principal and accrued interest for a note.

3. 2,500,000 common shares of stock valued at $250,000 were issued to the Company's landlord as part of a lease settlement. Future royalties payable under an agreement with DLP were also assigned to the landlord and the Company forfeited its right to the return of its rental deposit.

4. The purchaser of the assets of the software resale business assumed trade payables and a note payable in the amounts of $617,561 and $200,331, respectively, in exchange for $290,203 in accounts receivable and fixed assets with a net book value of $30,874. Cash consideration of $122,311 was paid and a note was issued for $200,000.

5. $1,360,000 of preferred stock and $80,228 of accrued dividends on preferred stock were converted to 9,579,310 common shares.

6.      30,000 common shares were issued in exchange for accounting services.

7. $774,982 in notes and accounts payable were paid in part by a $200,000 note receivable which was assigned to the creditor, and the balance of $574,982 which was assumed by shareholders of the Company. The $574,982 was added to additional paid-in capital.

                                MYCOM GROUP, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005
                                   (Unaudited)



Note 1- Unaudited Financial Statements
--------------------------------------

The balance sheet as of September 30, 2006, the statements of operations and the statements of cash flows for the three and nine month periods ended September 30, 2006 and 2005 have been prepared by MYCOM GROUP, INC. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2005 and 2004 audited financial statements and the accompanying notes on Form 10KSB, as filed with the Securities and Exchange Commission.


Note 2- Description of Business and Summary of Significant Accounting Policies
-----------------------------------------------------------------------------

MYCOM GROUP, INC. (the Company) was incorporated in the State of Nevada on April 21, 1995. Prior to July 14, 2006 (date of new development stage), the Company's principal business included providing a complementary mix of technology products and services.

Effective July 14, 2006 (date of new development stage), the Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

The Company is a start-up company that has not had any revenue since inception of the new development stage. The Company realized a net loss of approximately $9,814 during the period from July 14, 2006 (date of new development stage) through September 30, 2006, and there is no assurance that the Company will generate revenue or earn profit in the future.

At July 14, 2006 (date of new development stage), the Company was funded with $30,000 at the closing of a Stock Purchase Agreement. In order to meet its liquidity needs during the next fiscal year, the Company may receive additional financing from its officers, directors and stockholders.

Cash
----

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Development Stage Company
-------------------------

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.


Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Going Concern
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principals in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and a stockholders' deficit and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependant upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

In order to meet its liquidity needs during the next fiscal year, the Company may receive additional financing from its officers, directors and stockholders. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Note 4 - Stockholders' Equity
-----------------------------

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

On September 25, 2006, Lazzeri Family Trust purchased 18.87% or 16,980,359 shares MyCom Group, Inc. common stock from Mathis Family Partners Ltd. As a result of the stock sale, Earnest Mathis, the Registrant's sole officer and director and the General Partner of the Mathis Family Partners Ltd. indirectly owns 18.87% of the issued and outstanding shares of common stock of the Registrant.


Note 5 - Notes Payable Related Parties
--------------------------------------

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


Note 6 - Other - Significant Transactions
-----------------------------------------

As per Form 8K dated April 17, 2006 and filed with the SEC, the Company sold the assets of its software resale business on April 17, 2006 to Rippe and Kingston Systems, Inc. The purchaser of the assets of the software resale business assumed trade payables and a note payable in the amounts of $617,561 and $200,331 respectively, in exchange for $290,203 in accounts receivable and fixed assets with a net book value of $30,874. Cash consideration of $122,311 was paid and future payments in the amount of $200,000 will be paid subject to certain conditions being met. These future payments were assigned to First Financial Bank at the time of closing this transaction. The software resale business represented substantially all of the Company's total sales volume. At June 30, 2006, the Company had no full time employees. As a result of the sale of the software resale business the Company ceased operations and does not expect to have revenue from operations in the near future.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

July 1, 2006 through July 13, 2006 and July 14, 2006 (new development stage) through September 30, 2006

During the period July 1, 2006 through July 13, 2006, leading up to the closing of the Stock Purchase Agreement, the Company incurred no operating revenues and had expenses of $5,139. No operating revenues were generated during the new development stage from July 14, 2006 through September 30, 2006. Operating expenses for the new development stage from July 14, 2006 through September 30, 2006 were $9,814, and discontinued operating expenses were $5,139. For the three months ended September 30, 2006 there were no operating revenues and operating expenses were $19,693.

Liquidity and Capital Resources

As of September 30, 2006, the Company had working capital of $16,963, compared to a working capital deficit of ($1,464,749) at December 31, 2005.

The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major shareholders.

Item 3.   Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officer and director, including our Chief Executive Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

     Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3. Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (b) Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    November 13, 2006              MYCOM GROUP, INC.
                                       (Registrant)


                                   /s/ Earnest Mathis, Jr.
                                   -----------------------
                                   Earnest Mathis, Jr.
                                   Chief Executive Officer