Form 10KSB
period 2006-12-31
MYCOM GROUP INC /NV/
filed 2007-03-30
CIK 1070510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2006
                          Commission File No. 000-51046

                                MYCOM GROUP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

          Nevada                                            33-0677545
         -------                                            ----------
(State of Incorporation)                              (I.R.S. Employer I.D. No.)

            2560 W. Main Street, Suite 200, Littleton, Colorado 80120
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (303) 794-9450

      Securities registered under Section 12 (b) of the Exchange Act: None

                Securities registered under Section 12 (g) of the
                                 Exchange Act:

                           $.01 Par Value Common Stock
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  (1) Yes [X] No [ ]   (2) Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes [X] No [ ]

     State issuer's revenues for its most recent fiscal year: $1,429,914

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

     As of March 1, 2006 the aggregate market value of the Common Stock held by non-affiliates, approximately 736,063 shares of Common Stock, was approximately $220,819 based upon the closing price of the common stock of $.30 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 28, 2007, the issuer had 3,000,111 shares of common stock, $.01 par value, outstanding.

     Documents incorporated by reference: None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a)  Business Development

     MyCom was engaged primarily in the reselling of third party software solutions until it sold the assets of its software solutions business on April 17, 2006 to Rippe and Kingston Systems, Inc. Prior to such sale, on August 26, 2005, the Company sold certain assets of the business including its proprietary software mycomPRO(R) mailMAX (TM) and the Company's managed services business to Secure Pipe and also sold the remainder of its technology services business to DLP Technologies in December 2005. Currently, MyCom has no operations.

     MyCom believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as MyCom. MyCom believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission, or the SEC, imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended. According to the SEC, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the SEC, and as a result has stimulated an increased demand for shell corporations. While MyCom has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that MyCom will merge with or acquire an existing private entity.

     MyCom's common stock is quoted on the OTC Bulletin Board under the Symbol MYCI. Mycom's ticker symbol on the Over-the-Counter Bulletin Board changed from MYCM to MYCI effective February 20, 2007 in connection with the Company's one for 30 reverse stock split.

     (b)  General.

     MyCom proposes to seek, investigate and, if warranted, acquire an interest in one or more business ventures. As of the date hereof, MyCom has no business opportunities or ventures under contemplation for acquisition or merger. Mycom's strategy is directed on ventures which are developing companies or established businesses that desire to have a public trading market for its common stock. After MyCom has conducted a merger or acquisition, the surviving entity will be MyCom, however, management from the acquired entity will in all likelihood be retained to operate MyCom. Due to an absence of capital available for investment by MyCom, the types of business seeking to be acquired by MyCom will likely be small and high risk. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its common stock.

     MyCom does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be sought by MyCom from various sources throughout the United States, including its officer and director, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management's willingness to enter into unproven, speculative ventures; (2) management's contacts and acquaintances; and (3) MyCom's flexibility with respect to the manner in which it may structure a potential financing, merger or acquisition. However, there is no assurance that MyCom will be able to structure, finance, merge with or acquire any business opportunity or venture.

     (c)  Operation of MyCom.

     MyCom intends to search throughout the United States for a merger or acquisition candidate, however, because of its lack of capital, MyCom believes that the merger or acquisition candidate will be conducting business within a limited geographical area. MyCom intends to maintain its corporate headquarters and principal place of business at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of MyCom takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     MyCom's sole executive officer and director will seek acquisition/merger candidates or orally contact individuals or broker dealers and advise them of the availability of MyCom as an acquisition candidate. MyCom's executive officer will review material furnished to him by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of MyCom and its shareholders.

     MyCom may employ outside consultants until a merger or acquisition candidate has been targeted by MyCom, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While MyCom may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. As of the date hereof, MyCom has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of MyCom.

     (d)  Selection of Opportunities.

     The analysis of new business opportunities will be undertaken by or under the supervision of MyCom's executive officer and director who is not a professional business analyst and has had little previous training in business analysis. Inasmuch as MyCom will have limited funds available to it in its search for business opportunities and ventures, MyCom will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. MyCom will, however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of MyCom's investigation, a representative of MyCom may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of MyCom's limited financial resources and management and technical expertise.

     Prior to making a decision to participate in a business opportunity or venture that is a statutory merger or conversion, MyCom will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history, management resumes, financial information, available projections with related assumptions upon which they are based, evidence of existing patents, trademarks or service marks or rights thereto, current and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates during relevant periods, a description of current and required facilities, an analysis of risks and competitive conditions, and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. In order to meet its liquidity needs during the next fiscal year, the Company may receive additional financing from its officer, director and stockholders.

     MyCom will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, MyCom will consider the following kinds of factors:

     o Potential for growth, indicated by new technology, anticipated market expansion or new products;
     o Competitive position as compared to other firms engaged in similar activities;
     o    Strength of management;
     o Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and
     o Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to MyCom's limited capital available for investigation and management's limited experience in business analysis, MyCom may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     MyCom is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     (e)  Form of Merger or Acquisition.

     The manner in which MyCom participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of MyCom and the merger or acquisition candidate, and the relative negotiating strength of MyCom and such merger or acquisition candidate. The exact form or structure of MyCom's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. MyCom's participation may be structured as an asset purchase, a partnership, a merger, or an acquisition of securities or such other form as its management deems appropriate.

     As set forth above, MyCom may acquire its participation in a business opportunity through the issuance of common stock or other securities in MyCom. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to MyCom, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of MyCom prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and shareholders of MyCom will in all likelihood not have control of a majority of the voting shares of MyCom following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of MyCom. The terms of sale of the shares presently held by management of MyCom may not be afforded to other shareholders of MyCom. As part of any transaction, MyCom's directors may resign and new directors may be appointed without any vote by the shareholders.

     MyCom has an unwritten policy that it will not acquire or merge with a business or company in which MyCom's management or its affiliates or associates directly or indirectly have a controlling interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through its own initiative, will not change said policy.

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, MyCom will be required to obtain and file with the SEC audited financial statements of an acquired company within four days from the date the transaction is completed.

     (f)  Rights of Dissenting Shareholders.

     Under the Nevada Revised Statutes, a business combination typically requires the approval of a majority of the outstanding shares of both participating companies. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Section NRS 92A.380 of the Nevada Revised Statutes. The requirement of approval of MyCom's shareholders in any business combination is limited to those transactions identified as a merger or a conversion. A business combination identified as a share exchange under which MyCom would be the survivor does not require the approval of MyCom's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a merger or conversion requiring shareholder approval, MyCom will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

     None of MyCom's officers, directors, promoters, affiliates or associates have had any preliminary contact or discussions with, and there are no present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this registration statement.

     (g)  Not an "Investment Adviser."

     MyCom is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, MyCom will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act (15 U.S.C. 80b2(a)(11)).

     (h)  Not an "Investment Company."

     MyCom may become involved in a business opportunity through purchasing or exchanging the securities of such business. MyCom does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. MyCom believes such registration is not required.

     MyCom must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act, which classification would affect MyCom adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). MyCom intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." MyCom proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the SEC adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1) cited above if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by MyCom's business activities and appropriate resolution of MyCom's Board of Directors duly adopted and duly recorded in the minute book of MyCom. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

     (i)  MyCom's Office.

     MyCom's office is located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120, and its telephone number is (303) 794-9450. MyCom's office is located in the office of a company controlled by Earnest Mathis, Jr., MyCom's Chief Executive Officer and Director. MyCom's office will remain at Mr. Mathis' office until an acquisition has been concluded. There are no written documents memorializing the foregoing. MyCom pays $1,500 per month for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies and administrative support to a Company controlled by Mycom's sole officer and director.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, MyCom intends to relocate its office to that of the acquisition candidate.

     (j)  Employees.

     MyCom currently has no salaried employees and none of its officers, directors or principal stockholders receive any compensation for any assistance they may provide MyCom. Management of MyCom expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

     (k)  Reports to Security Holders.

     MyCom is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials MyCom files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.   DESCRIPTION OF PROPERTY

     MyCom's office is located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. MyCom pays $1,500 per month reimbursement for out-of-pocket office expenses such as telephone, postage and supplies and administrative support to a company controlled by Mycom's sole officer and director.

     MyCom owns no property.

ITEM 3.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 18, 2006, MyCom held a Special Meeting of Shareholders at which the shareholders approved a one for 30 reverse stock split of MyCom's shares of common stock by a vote of 73,511,967 votes for, 4,019,149 votes against and 1,260 votes abstaining.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "MYCI.OB."

The following table sets forth the range of high and low trading prices for the Company's Common Stock for each quarterly period indicated.

                                  Common Stock

             Quarter Ended                  High          Low
             ---------------               -----         -----
             March 31, 2005                $0.30         $0.20
             June 30, 2005                 $0.11         $0.11
             September 30, 2005            $0.06         $0.05
             December 31, 2005             $0.06         $0.06
             March 31, 2006                $0.14         $0.055
             June 30, 2006                 $0.12         $0.04
             September 30, 2006            $0.08         $0.04
             December 31, 2006             $0.04         $0.01

Common Shareholders

     As of December 31, 2006, there were 3,000,111 shares of the Company's common stock issued and outstanding held of record by approximately 185 holders, after giving effect to the Company's one for 30 reverse stock split.

     The Company's board of directors approved a reverse split of the common stock effective February 20, 2007, on the basis of one share for each 30 shares issued and outstanding with any fractional shares to be rounded up to a whole share. All references to common stock have been retroactively adjusted to give effect to this reverse stock split.

Recent Sales/Issuance of Unregistered Securities

     On July 14, 2006 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") with the Registrant, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust purchased 1,132,024, 566,012 and 566,012 shares, respectively, of the common stock of the Registrant for an aggregate of $400,000 cash. The source of the funds paid was personal funds of the investors. In accordance with the Stock Purchase Agreement, all officers and directors resigned their positions with the Registrant effective as of the Closing Date and appointed Earnest Mathis as the Registrant's sole director.

     As a result of the purchase of the shares of the Registrant's common stock, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust own approximately 37.73%, 18.87% and 18.87%, respectively, of the issued and outstanding shares of common stock of the Registrant. Earnest Mathis, the Registrant's sole officer and director is also the General Partner of Mathis Family Partners Ltd.

     On September 25, 2006, Lazzeri Family Trust purchased 18.87% or 566,012 shares of MyCom common stock from Mathis Family Partners Ltd. As a result of the stock sale, Earnest Mathis, the Registrant's sole officer and director and the General Partner of the Mathis Family Partners Ltd. indirectly owns 18.87% of the issued and outstanding shares of common stock of the Registrant.

Dividends-Common Shares

     The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General
-------

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

     The Company entered into agreements with all Preferred stockholders to convert all Class A Preferred shares to common shares. Each share of Series A preferred stock, valued at One Dollar and Fifty Cents ($1.50) per share, was converted to ten (10) (pre reverse split) shares of common stock. There were 906,667 shares of preferred stock that were converted to 302,222 shares of common stock during May 2006.

     The Company reached agreement with Preferred stockholders that are affiliated with the Company who elected to defer the 8% dividends paid on preferred stock during the July 1, 2005 through March 31, 2006 period to accept the Company's common stock in payment. There were $76,895 of deferred dividends accrued which were exchanged for Seventeen Thousand, Eighty-eight shares of common stock in May 2006.

     83,333 common shares of stock valued at $250,000 were issued to the Company's landlord as part of a lease settlement. Future royalties payable under an agreement with DLP were also assigned to the landlord and the company forfeited its right to the return of its rental deposit.

         During April 2006, the Company initiated steps to discontinue its 401K plan which is being administered by a third party. Plan funds are in the process of being distributed to the plan participants.

     As per Form 8K dated July 19, 2006 and filed with the SEC, a Stock Purchase Agreement (the "Stock Purchase Agreement") was signed with the Registrant, where Mathis Family Partners Ltd., Beau Ridge Profit Sharing Plan & Trust and La Mirage Trust purchased 1,132,024, 566,012 and 566,012 shares, respectively, of the common stock of the Registrant for an aggregate of $400,000 cash. The source of the funds paid was personal funds of the investors. In accordance with the Stock Purchase Agreement, all officers and directors resigned their positions with the Registrant effective as of the Closing Date and appointed Earnest Mathis as the Registrant's sole director.

     Effective as of July 14, 2006 and pursuant to the Stock Purchase Agreement, Rob A. Branson , Chief Executive Officer, Secretary, Treasurer and Director, James T. Bobbitt, Director, Carol J. Weinstein, Interim Chief Financial Officer and Todd A. Hinners, Vice President of Business Development and Director resigned their positions as officers and directors and appointed Earnest Mathis as the Registrant's sole Director and Chief Executive Officer. Mr. Mathis has no employment agreement with Mycom.

Results of Operations
---------------------

     The following discussion of MyCom's financial condition and results of operations should be read in conjunction with MyCom's financial statements, the notes related thereto and the other financial data included elsewhere in this Registration Statement.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005.

     Operations for the years ended December 31, 2006 and 2005 are not comparable because the Company sold its assets in the year ended December 31, 2006, resulting in discontinued operations.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2006, the Company had a working capital of $5,396 compared to working capital deficit of ($1,464,749) at December 31, 2005.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

ITEM 7.  FINANCIAL STATEMENTS

             Report of Independent Registered Public Accounting Firm

The Board of Directors
Mycom Group, Inc.
Littleton, CO

We have audited the accompanying consolidated balance sheets of Mycom Group, Inc. (a development stage company) and Consolidated Subsidiary as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Mycom Group, Inc. and Consolidated Subsidiary as of December 31, 2006 and 2005, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the two years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has minimal capital and no business operations which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Schumacher & Associates, Inc.
---------------------------------
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

March 21, 2007

                                MYCOM GROUP, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                               December 31,2006

                                                                    -----------
                                     ASSETS
Cash                                                                $     7,977
Cash Escrow                                                                  --
Accounts receivable                                                          --
Prepaid expenses and other assets                                           730
                                                                    -----------
                                      Total current assets                8,707
                                                                    -----------
Fixed Assets
 Office furniture and equipment                                              --
 Accumulated amortization and depreciation                                   --
                                                                    -----------
                                      Fixed assets, net                      --

                                                                    -----------
                                           TOTAL ASSETS             $     8,707
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
 Current Liabilities
   Accounts payable                                                 $     3,311
   Accrued expenses                                                          --
   Notes payable                                                             --

                                                                    -----------
                                         Total current liabilities        3,311

   Notes payable, net of current maturities                                  --
   Notes payable, related parties                                            --
                                                                    -----------
                                         TOTAL LIABILITIES                3,311
                                                                    -----------

   Stockholders' Equity (Deficit):
   Preferred stock, 10,000,000 shares authorized,
    $.01 par value, with 0 and 906,667 issued
    and outstanding at December 31, 2006 and 2005,
    respectively                                                             --

   Common stock, 90,000,000 shares authorized, $.01 par value;
    3,000,111 and 249,329 issued and outstanding at
    December 31, 2006 and 2005, respectively                             30,000
   Additional paid in capital                                         3,575,593
  (Accumulated deficit)                                              (3,578,817)
  (Accumulated deficit) during development stage                        (21,380)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      5,396
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $     8,707
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.



                                MYCOM GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Period from July 14,
                                                                                           2006 (Date of New
                                               For the Year Ended   For the Year Ended  Development Stage) to
                                                December 31, 2006    December 31, 2005     December 31, 2006
                                                -----------------    -----------------    ------------------
Revenues                                        $              --    $              --    $               --


Operating Expenses
   Accounting fees                                          6,698                   --                 6,698
   Legal fees                                               3,955                   --                 3,955
   Shareholder expenses                                     3,372                   --                 3,372
   Other general & administrative expenses                  7,340                   --                 7,340
                                                -----------------    -----------------    ------------------

   Total Operating Expenses                                21,365                   --                21,365

Net Operating (Loss)                                      (21,365)                  --               (21,365)

Other (Expense)
   Interest (Expense)                                         (15)                  --                   (15)
                                                -----------------    -----------------    ------------------

Net (Loss) from continuing operations                     (21,380)                  --               (21,380)
                                                -----------------    -----------------    ------------------

Discontinued Operations:
    Gain (Loss) from discontinued operations              400,903             (590,527)                   --
                                                -----------------    -----------------    ------------------

     Net Income (loss)                          $         379,523             (590,527)   $          (21,380)
                                                =================    =================    ==================

Dividend requirements on preferred stock                    32,175              110,355                   --

Earnings attributable for common shareholders   $         347,348    $        (700,882)   $          (21,380)
                                                =================    =================    ==================

Per share information:
Continuing operations                           $            (.01)   $            nil     $            (.01)
Discontinued operations                         $             .21    $          (2.53)    $             nil
                                                -----------------    -----------------    ------------------
Net income (loss) per share                     $            (.20)   $          (2.53)    $            (.01)
                                                =================    =================    ==================

Weighted Average Number of Shares Outstanding           1,724,898             277,467              3,000,111
                                                =================    =================    ==================



   The accompanying notes are an integral part of these financial statements.


                        MYCOM GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
              EQUITY (DEFICIT) For the period from January 1, 2004
                            through December 31, 2006

                                                                                     Accumulated
                                                                        Additional    (Deficit)
                                Preferred Stock        Common Stock       Paid in      During     Accumulated        Total
                              Shares      Amount     Shares    Amount     Capital   Development   (Deficit)
                             -------------------  --------------------  ----------- ------------- -----------    ------------

Balance December 31, 2004    906,667  $1,360,000    243,329   $ 2,433    $ 635,256           -    $(3,246,663)   $(1,248,974)

Common Shares Issued for
services rendered at $6.75         -           -      6,000        60       40,440           -              -         40,500

Preferred Dividends                -           -          -         -            -           -       (110,355)      (110,355)

Net Loss year ended
December 31, 2005                  -           -          -         -            -           -       (590,527)      (590,527)
                          ----------  ----------  ---------  --------   ----------  -----------   ------------    -----------
Balance December 31, 2005    906,667   1,360,000    249,329     2,493      675,696           -     (3,947,545)    (1,909,356)

Common Shares Issued in
exchange for debt at $3.00         -           -     82,979       830      248,313           -              -        249,143

Common Shares Issued for
lease settlement at $3.00          -           -     83,333       833      249,167           -              -        250,000

Preferred Stock converted
To Common Shares            (906,667) (1,360,000)   302,222     3,022    1,356,978           -              -              -

Pfd Stock Div Deferral
For Common at $4.69                -           -     17,088       171       80,057           -              -         80,228

Common Shares Issued for
services rendered at $3.00         -           -      1,000        10        2,990            -             -          3,000

Forgiveness of debt                                                        255,652            -             -        255,652

Additional paid-in capital         -           -          -         -       24,400            -             -         24,400

Assumption of debt
By Bobbitt/Bransom                 -           -          -         -      174,982            -             -        174,982

Share issued per stock
Purchase Agreement at $0.17        -          -   2,264,048    22,641      377,359            -             -        400,000

Additional paid-in capital         -          -          -         -       130,000            -             -        130,000

Fraction shares issued as a
result of reverse stock-split      -           -        112        -             -            -             -              -

Preferred dividends                -           -          -        -             -            -       (32,175)       (32,175)

Net Income year ended
December 31, 2006                  -           -           -       -             -      (21,380)      400,903        379,523
                          ----------  ----------  ----------  --------  ----------   ----------   -----------    -----------
Balance December 31, 2006          -           -   3,000,111  $30,000   $3,575,593   $  (21,380)  $(3,578,817)   $     5,396

   The accompanying notes are an integral part of these financial statements.
                                       F-4



                                MYCOM GROUP, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Year Ended           Period from July 14
                                                              December 31                 2006 (Date of New
                                                     --------------------------------   Development Stage) to
                                                          2006              2005          December 31, 2006
                                                     --------------   ---------------   --------------------
Cash Flows From (Used in):
   Operating Activities of Continuing Operations
     Net income (loss)                               $     379,523    $     (590,527)    $           (21,380)
     Less:  Net income (loss) from Discontinued
       Operations                                          400,903          (590,527)                      -
                                                     --------------    -------------     -------------------
    Net (loss) from Continuing Operations                  (21,380)                -                 (21,380)
                                                     -------------     -------------     -------------------

     Adjustments to reconcile net loss to net
     cash used in Operating Activities:
     Changes in operating assets and liabilities:
      Accounts receivable                                     (730)                                    (730)
      Accounts payable                                       3,311                 -                  3,311
      Accrued expenses                                      (3,224)                -                 (3,224)
                                                     -------------    --------------    --------------------
    Net cash (used in) operating activities                (22,023)                -                (22,023)
                                                     -------------    --------------    --------------------

   Investing Activities of Continuing Operations                 -                 -                       -
                                                     -------------    --------------    --------------------


   Financing Activities of Continuing Operations
     Additional paid-in capital                             30,000                 -                  30,000
                                                     -------------    --------------    --------------------
   Net cash provided by financing activities                30,000                 -                  30,000
                                                     -------------    --------------    --------------------

Cash Flows From (Used in):
   Discontinued Operations                                 (21,088)            1,478                       -
                                                     -------------    --------------    --------------------
   Net cash provided by (used in) Discontinued
     Operations                                            (21,088)            1,478                       -
                                                     -------------    --------------    --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (13,111)            1,478                  7,977
                                                     -------------    --------------    --------------------


CASH and cash equivalents at beginning of period     $      21,088    $       19,610    $                  -
                                                     -------------    --------------    --------------------

CASH and cash equivalents at end of period           $       7,977    $       21,088    $              7,977
                                                     -------------    --------------    --------------------


Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest                                             $      51,817    $      126,650    $                 --
                                                     -------------    --------------    --------------------
Income taxes                                         $          --    $           --    $                 --
                                                     -------------    --------------    --------------------

Non-Cash Transactions
During the year ended December 31, 2006, the following non-cash transactions occurred:


1. The Company issued 82,979 shares of common stock to retire $249,143 of notes payable to related parties during the first quarter of 2006.

2. For consideration of $1,000, a related party forgave the Company $255,652 in principal and accrued interest for a note.

3. 83,333 common shares of stock valued at $250,000 were issued to the Company's landlord as part of a lease settlement. Future royalties payable under an agreement with DLP were also assigned to the landlord and the Company forfeited its right to the return of its rental deposit.

4. The purchaser of the assets of the software resale business assumed trade payables and a note payable in the amounts of $617,561 and $200,331, respectively, in exchange for $290,203 in accounts receivable and fixed assets with a net book value of $30,874. Cash consideration of $122,311 was paid and a note was issued for $200,000.

5. $1,360,000 of preferred stock and $80,228 of accrued dividends on preferred stock were converted to 319,310 common shares.

6. 1,000 common shares were issued in exchange for accounting services.

7. $774,982 in notes and accounts payable were paid in part by a $200,000 note receivable which was assigned to the creditor, and the balance of $574,982 which was assumed by shareholders of the Company. The $574,982 was added to additional paid-in capital.



   The accompanying notes are an integral part of these financial statements.

                                MYCOM GROUP, INC.
                          (a Development Stage Company)
                    Notes to Consolidated Financial Statements
                                December 31, 2006


Note 1- Summary of Accounting Policies, and Description of Business
-------------------------------------------------------------------

This summary of significant accounting policies of MyCom Group, Inc. (Company), a "Development Stage Enterprise," is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Description of Business
----------------------------------------

MYCOM GROUP, INC. (the Company) was incorporated in the State of Nevada on
April 21, 1995. Mycom Group, Inc. and its wholly-owned subsidiary, Broughton International (Bobbitt & Bransom, Inc., dba Broughton International) were primarily in the reselling of third party software solutions until the Company sold the assets of its software solutions business on April 17, 2006. Prior to such sale, on August 26, 2005, the Company sold certain assets of the business including its proprietary software mycomPRO(R) mailMAX(TM) and the Company's managed services business, and sold the remainder of its technology services business in December 2005. Currently, Mycom has no operations. The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. References to the Company refer to the consolidated operations of Mycom and Broughton.

Certain amounts for the prior year have been reclassified to conform with the 2006 presentation.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of both Mycom and Broughton for the two years ended December 31, 2006 and December 31, 2005. All inter-company accounts have been eliminated in the consolidation.

Cash
----

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.


Development Stage Activities
----------------------------

Effective July 14, 2006, the Company entered into a development stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

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

Income Taxes
------------

The Company has adopted the Statement of Financial Accounting Standards No. 109
- "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share
--------------------------------
In accordance with SFAS No. 128 - "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, retroactively adjusted for the one for 30 reverse-split effective February 2007. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Estimated Fair Value of Financial Instruments
---------------------------------------------

The estimated fair value of cash and cash equivalents, accounts payable and accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of these instruments

Revenue Recognition
-------------------

The Company has had no revenues since the inception of its new development stage. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Concentrations
--------------

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2006 and 2005, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Recent Accounting Pronouncements
--------------------------------

There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

Note 2 - Going Concern
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principals in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependant upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

In order to meet its liquidity needs during the next fiscal year, the Company may receive additional financing from its sole officer and director and stockholders. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Note 3 - Stock Purchase Agreement
---------------------------------

On July 14, 2006 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") with the Registrant, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust purchased 1,132,024, 566,012 and 566,012 shares, respectively, of the common stock of the Registrant for an aggregate of $400,000 cash.
The source of the funds paid was personal funds of the investors. In accordance with the Stock Purchase Agreement, all officers and directors resigned their positions with the Registrant effective as of the Closing Date and appointed Earnest Mathis as the Registrant's sole officer and director.

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

On September 25, 2006, Lazzeri Family Trust purchased 18.87% or 566,012 shares MyCom Group, Inc. common stock from Mathis Family Partners Ltd. As a result of the stock sale, Earnest Mathis, the Registrant's sole officer and director and the General Partner of the Mathis Family Partners Ltd. indirectly owns 18.87% of the issued and outstanding shares of common stock of the Registrant.

Note 4 - Preferred and Common Stock
-----------------------------------

There are 10,000,000 shares of series A preferred stock, at $.01 par value, authorized of which none are outstanding as of December 31, 2006. The Company issued 200,000 shares of series A preferred stock on January 31, 2003 in connection with the acquisition of Maximize I.T., Inc. and also sold 190,000 preferred shares during 2003 primarily to officers and 400,000 shares to a board member during 2004. The terms of the preferred share purchase agreement included conversion rights to common stock, on a one-for-one basis at any time within a five-year term. During 2006, the Company entered into agreements with all Preferred stockholders to convert all Class A Preferred shares to common shares. Each share of Series A preferred stock was converted to ten (10) (pre reverse split) shares of common stock. There were 906,667 shares of preferred stock that were converted to 302,222 shares of common stock during May 2006. The preferred shares paid dividends of 8% per annum each quarter. During 2006 and 2005 preferred dividends were paid or accrued totaling $32,175 and $110,355 based upon a preferred value of $1,360,000 or $1.50 per issued preferred share.

The company has 90,000,000 shares of common stock authorized with a par value of $0.01. As of December 31, 2006 and 2005 there were 3,000,111 and 249,329 shares, respectively, of the Company's common stock issued and outstanding.
During the first quarter of 2006, cash in the amount of $59,415 was paid and 82,979 shares of stock was issued to the note holders in full satisfaction of two related party notes valued at $308,558.

The Company reached agreement with Preferred stockholders that are affiliated with the Company who elected to defer the 8% dividends paid on preferred stock during the July 1, 2005 through March 31, 2006 period to accept the Company's common stock in payment. There were $76,895 of deferred dividends accrued. Each share of the Company's common stock issued in payment of deferred dividends was valued at Fifteen cents ($4.50). Seventeen Thousand, Eighty-eight (17,088) shares of common stock were issued in payment during May 2006.

83,333 common shares of stock valued at $250,000 were issued to the Company's Landlord as part of a lease settlement. Future royalties payable under an agreement with DLP were also assigned to the landlord and the company forfeited its right to the return of its rental deposit.

During the year ended December 31, 2006, 1,000 shares were issued for services valued at $3,000.

The Company's board of directors approved a reverse split of the common stock that became effective February 20, 2007, on the basis of one share for each 30 shares issued and outstanding with any fractional shares to be rounded up to a whole share. All references to common stock have been retroactively adjusted to give effect to this reverse stock split.

Note 5 - Stock-based Compensation
---------------------------------

Equity Incentive Plan

The Company measured compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for the years presented. The Corporation has adopted those provisions of FAS 123, Accounting for Stock-Based Compensation, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, that, upon implementation, will impact the Corporation's net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Company adopted FAS 123(R) in the third quarter of 2005, and will implement it on a prospective basis.

Effective March, 2002 the Company issued incentive stock options for 48,000 common shares to six employees that are exercisable after twelve months at a price of $.40 per share. These options expire on February 28, 2007. During 2002, options for 15,000 of these shares were terminated, during 2004, 29,000 of these options were terminated, and during 2006, 4,000 of these options were terminated related to employees whose employment with the Company ceased. In addition, effective September 24, 2002 the Company issued incentive options for 100,000 common shares to its former chief financial officer, that were exercised during 2004 at a price of $.25 per share.

On April 30, 2003, the company issued incentive stock options for 50,000 shares to three employees that would be exercisable after twelve months at a price per share of $.35. These options expire May 30, 2008. During 2003, 10,000 options were terminated and during 2006, 40,000 options were terminated related to employees whose employment with the Company ceased.

On December 10, 2003, the Company issued incentive stock options for 40,000 shares to three employees that would be exercisable after twelve months at a price per share of $.30. These options expire December 10, 2008. During January of 2004, 5,000 options were terminated and during 2006, 35,000 options were terminated related to employees whose employment with the Company ceased.

On July 8, 2004, the Company issued incentive stock options for 23,000 shares to 5 employees that would be exercisable after twelve months at a price per share of $.50. The termination of 1 employee during 2005 resulted in 1,000 option shares being forfeited. During 2006, 22,000 options were terminated related to employees whose employment with the Company ceased.

On May 10, 2005, 2,500 option shares were issued to a employee who left the employ of the Company during 2005 prior to the date the options were to vest. As a result 2,500 option shares were forfeited during 2005.

Activity in stock options and warrants were as follows for the years ending December 31, 2006 and 2005:


                                    Stock       Average               Average
                                   Options       Price     Warrants    Price

Outstanding December 31, 2004      102,000       0.37          0          0
Granted to employees during 2005     2,500
Forfeited during 2005               (3,500)      0.36
                                  ---------------------------------------------
Outstanding December 31, 2005      101,000       0.37
Granted during 2006                      -
Forfeited during 2006             (101,000)
                                  ---------------------------------------------
Outstanding December 31, 2006            -

Note 6 - Related Party Transactions
-----------------------------------

During September of 2005, the Company amended its notes with two related parties, Rob R. Bransom and James T. Bobbitt, who agreed to forgive $536,370 in principal due to them. Since the original notes payable created goodwill, goodwill has been reduced accordingly. The amended notes called for varying monthly scheduled payments to be paid through October 2007. Payment may be made in cash or stock at the option of the note holders. The balance on these uncollateralized notes that bear interest at 3.0% per annum was approximately $308,558 at December 31, 2005. During the first quarter of 2006, cash in the amount of $59,415 was paid and 82,979 shares of stock was issued to the note holders in full satisfaction of these notes.

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

The bank line of credit and the term note payable to the bank were collateralized by substantially all of the assets of the Company, with portions Guaranteed by two Directors of the Company and subject to certain financial covenants. The Company assigned the note receivable from Rippe and Kingston Systems, Inc. in the amount of $200,000 to the bank at the time of closing the sale of the software resale business on April 14, 2006. During July 2006 the Company and the new controlling shareholders entered into a Payoff Agreement with the bank that included an assignment of the Escrow Agreement in the amount of $70,000 to the bank, and a release of Mycom Group, Inc., conditional upon receipt of $370,000 due to the Company from the sale of its stock related to the change of control, and also conditional upon a Loan Assumption Agreement being executed by the guarantors of the bank loans for the principal balance then outstanding under the loans. These conditions were met during July 2006.

Subsequent to the change in control on July 14, 2006, the Company pays $1,500 per month reimbursement for out-of-pocket office expenses such as telephone, postage and supplies and administrative support to a company controlled by the Company's sole officer and director.

Note 7 - Other Significant Transactions
---------------------------------------

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

The Company entered into agreements with all Preferred stockholders to convert all Class A Preferred shares to common shares. Each share of Series A preferred stock, valued at One Dollar and Fifty Cents ($1.50) per share, was converted to ten (10) (pre reverse split) shares of common stock. There were 906,667 shares of preferred stock that were converted to 302,222 shares of common stock during May 2006.

The Company reached agreement with Preferred stockholders that are affiliated with the Company who elected to defer the 8% dividends paid on preferred stock during the July 1, 2005 through March 31, 2006 period to accept the Company's common stock in payment. There were $76,895 of deferred dividends accrued. Each share of the Company's common stock issued in payment of deferred dividends was valued at Fifteen cents ($4.50). Seventeen Thousand, Eighty-eight (17,088) shares of common stock were issued in payment during May 2006.

83,333 common shares of stock valued at $250,000 were issued to the Company's Landlord as part of a lease settlement. Future royalties payable under an agreement with DLP were also assigned to the landlord and the company forfeited its right to the return of its rental deposit.

During April 2006, the Company initiated steps to discontinue its 401K plan which is being administered by a third party. Plan funds are in the process of being distributed to the plan participants.

Note 8 - Line of Credit and Notes Payable
-----------------------------------------

First Financial Bank, National Association, the Company's primary lender, provided Mycom with a renewable line of credit in the amount of $650,000 due November 21, 2006, that bore interest at a rate of one-half (1/2%) percentage points above the Bank's Prime rate. The amount due on the line of credit at December 31, 2005 was $584,353. First Financial Bank also provided the Company with a $400,000 long term note due April 1, 2011 that bore interest at the prime rate with monthly principal and interest payments in the amount of $3,333.33. The principal balance on the long term note at December 31, 2005 was $317,138. The Company assigned the note receivable from Rippe and Kingston Systems, Inc. in the amount of $200,000 to the bank at the time of closing the sale of the software resale business on April 14, 2006. During July 2006 the Company and the new controlling shareholders entered into a Payoff Agreement with the bank that included an assignment of the Escrow Agreement in the amount of $70,000 to the bank, and a release of Mycom Group, Inc., conditional upon receipt of $370,000 due to the Company from the sale of its stock related to the change of control, and also conditional upon a Loan Assumption Agreement being executed by the guarantors of the bank loans for the principal balance then outstanding under the loans. These conditions were met during July 2006.

During September 2005 the Company converted $339,063 of accounts payable trade into an unsecured promissory note with its primary vendor in the amount of $339,063 that bore interest at the rate of 8% per year. The note was to be repaid over a 15 month period with payments of $25,000 per month. The balance outstanding on this note at December 31, 2005 was $270,389. During the year ended December 31, 2006, the balance of this note was assumed by the purchaser of the assets of the software resale business.

During September of 2005, the Company amended its notes with two related parties, Rob R. Bransom and James T. Bobbitt, who agreed to forgive $536,370 in principal due to them. Since the original notes payable created goodwill, goodwill has been reduced accordingly. The amended notes call for varying monthly scheduled payments to be paid through October 2007. Payment may be made in cash or stock at the option of the note holders. The balance on these uncollateralized notes that bear interest at 3.0% per annum was approximately $308,558 at December 31, 2005. During the first quarter of 2006, cash in the amount of $59,415 was paid and 82,979 shares of stock was issued to the note holders in full satisfaction of these notes.

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

Note 9 - Retirement and Stock Plans
-----------------------------------

The Company sponsored, for its past employees, a salary deferral plan, whereby employees can elect to have a portion of their salary deferred. The Company contributed a match based upon a percentage which is determined before the end of each plan year. Matching contributions totaled $754 and $7,659 for the years ended December 31, 2006 and 2005, respectively. All such elective deferrals are not subject to current income tax, and are held by a third-party trustee. During April 2006, the Company initiated steps to discontinue its 401K plan which is being administered by a third party. Plan funds are in the process of being distributed to the plan participants.

Note 10 - Income Taxes
----------------------

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

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward if not used, will expire in various years through 2026, and is severely restricted as per the Internal Revenue code due to the change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards and the change in control during the year ended December 31, 2006. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                     Estimated
                        NOL                 Estimated                Change in
   Period Ending       Carry-     NOL      Tax Benefit   Valuation   Valuation   Net Tax
    December 31,      forward    Expires     from NOL    Allowance   Allowance   Benefit
   -------------     ---------   -------   -----------   ---------   ---------   -------
       2005           400,000      2025        80,000      (80,000)    500,000      --
       2006           421,380      2026        84,276      (84,276)     (4,276)     --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from
net operating loss carryforward                            (15%)
State tax benefit, net of federal benefit                   (5%)
Deferred income tax valuation allowance                     20%
                                                         ---------
Actual tax rate                                              0%
                                                         =========
Note 11 - Commitments and Contingencies
---------------------------------------

Certain commitments made by the purchaser of assets in 2006, totaling approximately $100,000, have not yet been paid to a previous creditor. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

Introduction
------------

     "Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a -15(e) and 15d -15 (e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the SEC's rules and forms. Disclosure Controls and Procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our sole officer and director, as appropriate, to allow timely decisions regarding disclosure.

     "Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a -15(f) and 15d - 5(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officer, or persons performing similar functions, and effected by an issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

     The Company has endeavored to design its Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, no assurances can be made that the Company's control system will detect every error or instance of fraudulent conduct, which could have a material adverse impact on the Company's results of operations or financial condition.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     The Company's management, with the participation of its Chief Executive Officer, has evaluated the effectiveness of its Disclosure Controls and Procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer has concluded that the Company's Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to the Company is made known to the Chief Executive Officer by others within the Company, particularly during the period in which this report was being prepared, and that the Company's Disclosure Controls and Procedures were effective. There were no changes to the Company's Internal Controls Over Financial Reporting during the year ended December 31, 2006 that has materially affected or is reasonably likely to materially affect the Company's Internal Controls Over Financial Reporting.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors
----------------------

     The name, age and position the Company's executive officer and director is set forth below:

        Name         Age  Position                                  Officer/
                                                                  Director Since
-------------------  ---  ------------------------------------   --------------
Earnest Mathis, Jr.  47   Chief Executive Officer, President,
                          Secretary and Treasurer and Director       2006

     Directors serve in such capacity until the next annual meeting of MyCom's shareholders and until their successors have been elected and qualified. MyCom's officers serve at the discretion of MyCom's Board of Directors, until their death, or until they resign or have been removed from office. MyCom does not have an Audit, Nominating or Compensation Committee, nor has it adopted a Code of Ethics or an Audit Committee Charter.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of MyCom.

Background

     The following is a summary of the business experience, for at least the last five years, of each executive officer and director of the Company:

Earnest Mathis, Jr. - , Chief Executive Officer, President, Secretary and Treasurer and Director

     From October 26, 2006 to the present, Mr. Mathis has been MyCom's Chief Executive Officer and sole member of the Board of Directors. From March 2005 to the present, Mr. Mathis has been VitaCube Systems Holdings, Inc. Chairman of the Board of Directors. From March 2005 to June 2, 2005 Mr. Mathis was VitaCube Systems Holdings, Inc. President. From March 2005 to October 11, 2006 Mr. Mathis was VitaCube Systems Holdings, Inc. Chief Executive Officer. From February 2003 to the present, Mr. Mathis has been a manager and member of Louisiana Land Acquisitions, LLC, which holds real property. From December 2004 to present, Mr. Mathis has been a manager or Trinidad Golf, LLC, a golf course development company. From October 2004 to present, Mr. Mathis has been a manager of Trinidad Land Co., LLC, which holds real property. From June 2002 to June 2003, Mr. Mathis was the President and a Director of Instanet, Inc. Instanet was a publicly-held shell corporation. In August 2003, Instanet acquired VitaCube Systems Holdings, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director at that time. From April 2002 to July 2006 Mr. Mathis was the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Petramerica Oil, Inc., a publicly-held shell corporation. In July 2006, Petramerica Oil, Inc. acquired Triton Distribution Systems, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director in July 2006. From December 2005 to December 2006, Mr. Mathis was President of Xedar Corporation, a publicly-held shell corporation. In December 2006 Xedar Corporation acquired Premier Data Services, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer at that time and as a director in January 2007. From February 2001 to December 2002, Mr. Mathis was the President, Chief Financial Officer and a member of the Board of Directors of Care Concepts, Inc., a publicly-held shell corporation. From January 1999 to January 2002, Mr. Mathis was Chief Executive Officer and Chief Financial Officer of Milestone Capital, Inc. and served as the company's sole Director. Milestone was a publicly-held shell corporation. In January 2002, Milestone acquired Elite Agents, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director at that time. From January 1987 to the present, Mr. Mathis has been President and a member of the Board of Directors of Inverness Investments, a privately-held financial consulting company in Denver, Colorado. From February 1998 to the present, Mr. Mathis has served as Manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has served as President of Integrated Medical Services, Inc.
(IMS). IMS transports and processes medical waste from small and large generators of medical waste. In March 1999, IMS sold 100% of its assets to publicly held Stericycle, Inc. In March 2002, Mr. Mathis became one of the founding members and managers of Waveland Ventures, LLC, a capital management company with emphasis in managing economic redevelopment and stimulation programs for governmental entities. He also is a managing director of Waveland Colorado Ventures, LLC, a Certified Capital Company. Mr. Mathis attended Denver University where he studied finance and since 1992, has been a member of the Denver Society of Securities Analysts.

ITEM 10.   EXECUTIVE COMPENSATION

     None of the Company's current executive officers or directors currently receive compensation in excess of $100,000 per year nor do any receive stock options, stock grants or any other form of no-cash remuneration and none currently receive any compensation.

     The table below shows compensation information for services rendered for past executive officers of the Company for the fiscal years ended December 31, 2006 and 2005. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                                             Long Term
                                          Annual Compensation               Compensation
----------------------------------------------------------------------------------------------
Name and Principal Position     Fiscal Year    Salary ($)     Bonus ($)
                                   Ended                                    Options/Other
                                December 31                                      (#)
----------------------------------------------------------------------------------------------
Rob R. Bransom                      2006         23,904           0                0
Chairman, CEO and director          2005        116,621           0                0

James T. Bobbit                     2006           0              0                0
President, COO and director         2005        133,494           0                0



     There were no executive officer's unexercised options at December 31, 2006. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the common stock ownership of (i) each person known by MyCom to be the beneficial owner of five percent or more of MyCom's common stock, (ii) each director individually and (iii) all officers and directors of MyCom as a group as of December 31, 2006. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The addresses of each owner are listed below.

Name                             Number of shares     Percent of class
----                             ----------------     ----------------
Bleu Ridge Profit Sharing
Plan & Trust                          566,012              18.87%
5770 S Beech Court
Greenwood Village, CO 80121

La Mirage Trust                       566,012              18.87%
5770 S Beech Court
Greenwood Village, CO 80121

Lazzeri Family Trust                  566,012              18.87%
2560 W. Main Street, Suite 200
Littleton, CO 80120

Mathis Family Partners, Ltd. (1)      566,012              18.87%%
2560 W. Main Street, Suite 200
Littleton, CO 80120

All officers and
directors as a group
(one person)                          566,012              18.87%

--------------------
(1) Earnest Mathis is the General Partner of Mathis Family Partners, Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     Certain Relationships and Related Transactions

     Not Applicable

     Director Independence

     Our securities trade on the Over-the-Counter Bulletin Board System and our Board of Directors is not subject to any independence requirements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          Exhibit No.  Title
          ----------   ---------------------------------------------------------
            2.01       Articles of Incorporation, as amended, of the
                       Registrant (1)

            2.02       Bylaws of the Registrant (1)

            14.1       Code of Ethics

            31.1 Certification of Chief Executive Officers/Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          --------------------
          (1)  Previously filed

     b.   Reports on Form 8-K

     No Reports on Form 8-K were filed during the three months ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Board of Directors has appointed Schumacher & Associates, Inc. as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2005.

     Audit Fees. Fees for audit services totaled $31,000 in 2006 and $33,000 in 2005, including fees associated with the annual audit, and the reviews of the Company's quarterly reports on Form 10-QSB.

     Audit-Related Fees. Fees for audit-related services totaled $0 in 2006 and $0 in 2005. Audit related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

     Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2006 and $0 in 2005.

     All Other Fees. Fees for all other services not included above totaled $0 in 2006 and $0 in 2005.

     Audit Committee's Pre-Approval Policies and Procedures. The Board of Directors acting as the Audit Committee of MyCom, Inc. has adopted a policy regarding pre-approval of audit and non-audit services provided by Schumacher & Associates, Inc. to MyCom, Inc. All references to the Audit Committee contained herein refer to the Board of Directors acting as the Audit Committee of MyCom, Inc... The policy provides the guidelines necessary to adhere to MyCom's commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy contains a list of prohibited non-audit services, and sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Committee. At least twice a year, the Audit Committee is presented with a report showing amounts billed by the independent auditor compared to the budget approvals for each of the categories of permitted services. The Audit Committee reviews the suitability of the pre-approval policy at least annually. All services were approved by the Audit Committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on March 29, 2007.

                                                  MYCOM GROUP, INC.


                                                  By:    /s/ Earnest Mathis, Jr.
                                                         -----------------------
                                                         Earnest Mathis, Jr.
                                                         Chief Executive Officer








Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

Signature                  Title                                      Date

/s/ Earnest Mathis, Jr.    Chief Executive Officer, President     March 29, 2007
-----------------------    Secretary and Treasurer and Director
Earnest Mathis, Jr.