Form 10QSB
period 2007-03-31
MYCOM GROUP INC /NV/
filed 2007-05-15
CIK 1070510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                          Commission file No. 000-51046

                                MYCOM GROUP, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                          33-0677545
         ------                                          ----------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                    (Address of principal executive offices)
                    ----------------------------------------


                                 (303) 794-9450
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

As of May 14, 2007 the Company had 7,500,111 shares of its $.01 par value common stock issued and outstanding.

Table of Contents


 Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets March 31, 2007 (unaudited) and
          December 31, 2006                                                   2

          Condensed Consolidated Statements of Operations Three Months Ended March 31, 2007 and 2006 and from July 14, 2006 (Date of new
          development stage) through March 31, 2007 (unaudited)               3

          Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2007 and 2006 and From July 14, 2006 (Date of new
          development stage) through March 31, 2007 (unaudited)               4

          Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis or Plan of Operation            8

Item 3.  Controls and Procedures                                              9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         10

Item 3.  Defaults Upon Senior Securities                                     10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 5.  Other Information                                                   10

Item 6.  Exhibits                                                            10

Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                                MYCOM GROUP, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31, 2007  December 31, 2006
                                                                -------------   ----------------
                                                                (unaudited)      (see Note 1)
ASSETS
Current assets:
        Cash                                                    $       4,787    $         7,977
        Prepaid expenses and other current assets                         730                730
                                                                -------------    ---------------
           Total current assets                                         5,517              8,707

         Total assets                                           $       5,517    $         8,707
                                                                =============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
        Accounts payable                                        $      11,800    $         3,311
        Accrued expenses                                                   88                 --
        Note payables                                                  10,000                 --
                                                                -------------    ---------------

        Total current liabilities                                      21,888              3,311
                                                                -------------    ---------------


SHAREHOLDERS' EQUITY (DEFICIT) (Note 2)
Preferred stock, authorized 10,000,000 shares, $.01
    par value, none issued or outstanding                                  --                 --
Common stock, authorized 90,000,000 shares, $.01
    par value, 3,000,111 issued and outstanding                        30,000             30,000
Additional paid in capital                                          3,575,593          3,575,593
Accumulated (deficit)                                              (3,578,817)        (3,578,817)
Accumulated (deficit) during development stage                        (43,147)           (21,380)
                                                                -------------    ---------------

         Total shareholders' equity (deficit)                         (16,371)             5,396
                                                                -------------    ---------------

         Total liabilities and shareholders' equity (deficit)   $       5,517    $         8,707
                                                                =============    ===============

              The accompanying notes are an integral part of these
                         condensed financial statements.


                                MYCOM GROUP, INC.
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                     Period July 14, 2006
                                                    For the Three     For the Three      (Date of New
                                                    Months Ended      Months Ended     Development Stage)
                                                    March 31, 2007    March 31, 2006   To March 31, 2007
                                                    --------------    --------------   -----------------
Revenues                                            $           --    $           --    $            --

Operating expenses:
        Accounting fees                                      6,800                --             13,498
        Legal fees                                           4,030                --              7,985
        Shareholder expense                                  2,565                --              5,937
        Other general and administrative expenses            8,284                --             15,624
                                                    --------------    --------------    ---------------
            Total operating expenses                        21,679                --             43,044
                                                    --------------    --------------    ---------------

Net (loss) from operations                                 (21,679)               --            (43,044)
                                                    --------------    --------------    ---------------

Other (Expense)
        Interest (Expense)                                     (88)               --               (103)
                                                    --------------    --------------    ---------------

Net (loss) from continuing operations                      (21,767)               --            (43,147)
                                                    --------------    --------------    ---------------

Discontinued operations:
        (Loss) from discontinued operations                     --           (76,151)                --
                                                    --------------    --------------    ---------------

Net (loss)                                          $      (21,767)   $      (76,151)   $       (43,147)
                                                    ==============    ==============    ===============

Dividend requirements on preferred stock                        --            29,204                 --
                                                    --------------    --------------    ---------------

(Loss) available for common shareholders            $      (21,767)   $     (105,355)   $       (43,147)
                                                    ==============    ==============    ===============

Net (loss) per share continuing operations          $        (0.01)   $           --
                                                    --------------    --------------
Net (loss) per share discontinued operations        $           --    $        (0.27)
                                                    --------------    --------------
Net (loss) per share                                $        (0.01)   $        (0.37)
                                                    --------------    --------------

Weighted average number of
        common shares outstanding                        3,000,111           281,395
                                                    ==============    ==============

              The accompanying notes are an integral part of these
                         condensed financial statements.



                                MYCOM GROUP, INC.
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     Period July 14, 2006
                                                                                         (Date of New
                                                                March 31,  March 31,   Development Stage)
                                                                  2007       2006      To March 31, 2007
                                                               ---------   --------  -------------------
Cash flows from operating activities:
    Operating activies from continuing operations
        Net (loss)                                             $(21,767)   $(76,151)   $        (43,147)
        Less: Net (loss) discontinued operations                     --     (76,151)                 --
                                                               --------    --------    ----------------
    Net (loss) from continuing operations                      $(21,767)   $     --    $        (43,147)

    Changes in assets and liabilities continuing operations:
        Other current assets                                         --          --                (730)
        Accounts payable                                          8,489          --              11,800
        Accrued expenses                                             88          --              (3,136)
                                                               --------    --------    ----------------
    Net cash (used) in operating activities
         by continuing operations                               (13,190)         --             (35,213)
                                                               --------    --------    ----------------

Cash flow from financing activitites:
        Additional paid-in capital                                   --          --              30,000
        Proceeds from shareholders loans                         10,000          --              10,000
                                                               --------    --------    ----------------
           Net cash provided from financing activities           10,000          --              40,000
                                                               --------    --------    ----------------

    Net cash (used) in activities of continuing operations       (3,190)         --               4,787
                                                               --------    --------    ----------------

Cash flow from (used in):
        Discontinued operations                                      --      (1,993)                 --
                                                               --------    --------    ----------------
    Net cash (used in) discontinued operations                       --      (1,993)                 --
                                                               --------    --------    ----------------

NET (DECREASE) IN CASH                                           (3,190)     (1,993)              4,787
CASH, BEGINNING OF THE PERIOD                                     7,977      21,088                  --
                                                               --------    --------    ----------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                   $  4,787    $ 19,095    $          4,787
                                                               ========    ========    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    For the period ended March 31, 2007
        None

SUPPLEMENTAL CASH FLOW
    For the period ended March 31, 2007
        Cash paid for interest                                 $     --    $ 22,006    $             --
                                                               --------    --------    ----------------
        Cash paid for income taxes                             $     --    $     --    $             --
                                                               --------    --------    ----------------


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                MYCOM GROUP, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

     MYCOM GROUP, INC. ("the Company") was incorporated in the State of Nevada on April 21, 1995. MyCom Group, Inc. and its wholly-owned subsidiary, Broughton International (Bobbitt & Bransom, Inc., dba Broughton International) were primarily in the reselling of third party software solutions business until the Company sold the assets of its software solutions business on April 17, 2006. References to the Company refer to the consolidated operations of MyCom and Broughton.

     The Company currently has no operations and since July 14, 2006 is considered a development stage enterprise. The Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Summary of Accounting Basis of Presentation
-------------------------------------------

    The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2006, filed on Form 10-KSB on March 30, 2007.

    In the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

    Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation
---------------------------

    The consolidated financial statements include the accounts of both MyCom and Broughton. All inter-company accounts have eliminated in the consolidation.

Cash
----

    The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Development Stage Company
-------------------------

    The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

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

Use of Estimates
----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of financial statements are prudent and reasonable. Actual results could differ from these estimates.

Going Concern
-------------

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principals in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

    In view of these maters, realization of certain of the assets in the accompanying balance sheet is dependant upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

    In order to meet its liquidity needs during the next fiscal year, the Company may receive additional financing from its sole officer and director and stockholders. Management believes that this plan provides an opportunity for the Company to continue as a going concern.


NOTE 2 - SHAREHOLDERS' EQUITY (DEFICIT)

    On July 14, 2006 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") with the Company, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust purchased 1,132,024, 566,012 and 566,012 shares, respectively, of the common stock of the Company for an aggregate of $400,000 cash. The source of the funds paid was personal funds of the investors. In accordance with the Stock Purchase Agreement, all officers and directors resigned their positions with the Company effective as of the Closing Date and appointed Earnest Mathis as the Company's sole director.

    As a result of the purchase of the shares of the Company's common stock, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust own approximately 37.73%, 18.87% and 18.87%, respectively, of the issued and outstanding shares of common stock of the Company. Earnest Mathis, the Company's sole officer and director is also the General Partner of the Mathis Family Partners Ltd. and accordingly indirectly owns 37.73% of the issued and outstanding shares of common stock of the Company.

    On September 25, 2006, Lazzeri Family Trust purchased 18.87% or 566,012 shares of MyCom Group, Inc. common stock from Mathis Family Partners Ltd. As a result of the stock sale, Earnest Mathis, the Company's sole officer and director and the General Partner of the Mathis Family Partners Ltd. indirectly owns 18.87% of the issued and outstanding shares of common stock of the Company.

NOTE 3 - SUBSEQUENT EVENTS

    On April 2, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Bleu Ridge Profit Sharing Plan & Trust ("Bleu Ridge"), La Mirage Trust ("Mirage") and Lazzeri Family Trust ("Lazzeri"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as consideration for a loan fee for the foregoing credit facility, Mathis, Bleu Ridge, Mirage and Lazzeri each received 1,125,000 shares of the Company's common stock for a total of 4,500,000 shares.

Item 2 - MANAGEMENT'S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

    Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

    Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the fiscal year ended December 31, 2006, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

Continuing Operational Expenses for the three months ended March 31, 2007

    Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2007. Total expenses for the three months ended March 31, 2007 were $21,767. These expenses consisted of professional, management and filing fees.

Continuing Operational Expenses from July 14, 2006 (date of new development stage) through March 31, 2007

    Because we currently do not have any business operations, we have not had any revenues from July 14, 2006, (date of new development stage) to March 31, 2007. Total expenses for this period were $43,147. These expenses consisted of professional, management and filing fees.

Liquidity and Capital Resources

     As of March 31, 2007, the Company had $4,787 in cash and cash equivalents and a working capital deficit of ($16,371).

     On April 2, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. The Revolving Credit Agreement included previously loaned amounts from the major shareholders and as of March 31, 2007, $10,000 was borrowed under this agreement with $88 of interest accrued.

     While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in that event, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all. Off-Balance Sheet Items

     We have no off-balance sheet items as of March 31, 2007.

Item 3 - CONTROLS AND PROCEDURES

    The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2007. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2007. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. As of March 31, 2007, Earnest Mathis is the sole director and sole executive officer of the Company. However, given the Company's limited operations as described in its Plan of Operation, the Company does not intend to separate these duties until a suitable business is found with which to combine.

    There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II           OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

          None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5. - OTHER INFORMATION

          None.

Item 6. - EXHIBITS

  Exhibit No   Description
 -----------   ----------------------------------------------------------------
     31.1      Certification of Company's Chief Executive Officer/Chief
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002

     32.1 Certification of Company's Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Littleton, Colorado on May 14, 2007.

                                        MYCOM GROUP, INC.




                                        By  /s/ Earnest Mathis, Jr.
                                            ------------------------
                                        Earnest Mathis, Jr.
                                        Chief Executive Officer




    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.


May 14, 2007                            /s/ Earnest Mathis, Jr.
                                        ------------------------------
                                        Earnest Mathis, Jr.
                                        Chief Executive Officer, President
                                        Secretary and Treasurer and Director