Form 10QSB
period 2007-06-30
MYCOM GROUP INC /NV/
filed 2007-08-13
CIK 1070510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                          Commission file No. 000-51046

                                MYCOM GROUP, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                         33-0677545
------------------------                  -------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                               -------------------
                    (Address of principal executive offices)


                                 (303) 794-9450
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

As of August 13, 2007 the Company had 1,500,095 shares of its $.01 par value common stock issued and outstanding.

Table of Contents


 Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 2007 (unaudited) and December 31, 2006                   2

          Condensed Consolidated Statements of Operations
          Three and Six Months Ended June 30, 2007 and 2006
          and from July 14, 2006 (Date of new development
          stage) through June 30, 2007 (unaudited)                          3

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 2007 and 2006 and from
          July 14, 2006 (Date of new development
          stage) through June 30, 2007 (unaudited)                          4

          Notes to Consolidated Financial Statements (unaudited)            5

Item 2.  Management's Discussion and Analysis or Plan of Operation          8

Item 3.  Controls and Procedures                                            9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 10

Item 6.  Exhibits                                                          10

Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                                MYCOM GROUP, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30, 2007   December 31, 2006
                                                                -------------    ---------------
                                                                 (unaudited)       (see Note 1)
ASSETS
Current assets:
      Cash                                                      $       9,415    $         7,977
      Prepaid expenses and other current assets                           730                730
                                                                -------------    ---------------
         Total current assets                                          10,145              8,707

         Total assets                                           $      10,145    $         8,707
                                                                =============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                          $         266    $         3,311
      Accrued expenses                                                    494                 --
      Note payables                                                    40,000                 --
                                                                -------------    ---------------

      Total current liabilities                                        40,760              3,311
                                                                -------------    ---------------


SHAREHOLDERS' EQUITY (DEFICIT) (Note 2)
Preferred stock, authorized 10,000,000 shares, $.01
    par value, none issued or outstanding                                  --                 --
Common stock, authorized 90,000,000 shares, $.01
    par value, 1,500,095 and 600,095 issued and outstanding            15,001              6,001
    respectively
Additional paid in capital                                          3,670,593          3,599,592
Accumulated (deficit)                                              (3,578,817)        (3,578,817)
Accumulated (deficit) during development stage                       (137,392)           (21,380)
                                                                -------------    ---------------

         Total shareholders' equity (deficit)                         (30,615)             5,396
                                                                -------------    ---------------

         Total liabilities and shareholders' equity (deficit)   $      10,145    $         8,707
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

                                MYCOM GROUP, INC.
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     For the         For the       For the        For the           Period
                                                      Three           Three          Six            Six         July 14, 2006
                                                      Months          Months        Months         Months        (Date of New
                                                      Ended           Ended         Ended          Ended         Development
                                                     June 30,        June 30,      June 30,       June 30,        Stage) to
                                                       2007            2006          2007           2006        June 30, 2007
                                                    -----------    -----------    -----------    -----------    -----------
Revenues                                            $        --    $        --    $        --    $        --    $        --

Operating expenses:
        Accounting fees                                   1,400             --          8,200             --         14,898
        Legal fees                                        1,277             --          5,308             --          9,262
        Shareholder expense                               4,692             --          7,257             --         10,629
        Other general and administrative expenses         6,458             --         14,741             --         22,082
                                                    -----------    -----------    -----------    -----------    -----------
            Total operating expenses                     13,827             --         35,506             --         56,871
                                                    -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                              (13,827)            --        (35,506)            --        (56,871)
                                                    -----------    -----------    -----------    -----------    -----------

Other (Expense)
        Loan fee - related parties (expense)            (80,000)            --        (80,000)            --        (80,000)
        Interest (Expense)                                 (418)            --           (505)            --           (521)
                                                    -----------    -----------    -----------    -----------    -----------

Net (loss) from continuing operations                   (94,245)            --       (116,011)            --       (137,392)
                                                    -----------    -----------    -----------    -----------    -----------

Discontinued operations:
        Gain from discontinued operations                    --        482,192             --        406,042             --
                                                    -----------    -----------    -----------    -----------    -----------

Net gain (loss)                                     $   (94,245)   $   482,192    $  (116,011)   $   406,042    $  (137,392)
                                                    ===========    ===========    ===========    ===========    ===========

Dividend requirements on preferred stock                     --          2,971             --         32,175             --
                                                    -----------    -----------    -----------    -----------    -----------

Earning (Loss) available for common shareholder       $ (94,245)   $   479,221    $  (116,011)   $   373,867    $  (137,392)
                                                    ===========    ===========    ===========    ===========    ===========

Net (loss) per share continuing operations          $     (0.06)   $        --    $     (0.11)   $        --
                                                    -----------    -----------    -----------    -----------
Net income per share discontinued operations        $        --    $      4.98    $        --    $      3.88
                                                    -----------    -----------    -----------    -----------
Net income (loss) per share                         $     (0.06)   $      4.95    $     (0.11)   $      3.57
                                                    -----------    -----------    -----------    -----------

Weighted average number of
        common shares outstanding                     1,480,269         96,828      1,045,037        104,693
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


                                MYCOM GROUP, INC.
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                          Period
                                                                                      July 14, 2006
                                                              Six Months   Six Months  (Date of New
                                                                Ended        Ended     Development
                                                               June 30,     June 30,    Stage) to
                                                                 2007         2006    June 30, 2007
                                                              ---------    ---------    ---------
Cash flows from operating activities:
     Operating activities from continuing operations
        Net income (loss)                                     $(116,011)   $ 406,042    $(137,392)
        Less: Net income from discontinued operations                --      406,042           --
                                                              ---------    ---------    ---------
     Net (loss) from continuing operations                    $(116,011)   $      --    $(137,392)

     Adjustments to reconcile net (loss) from continuing
       operations to net cash provided by (used in)
       operating activities of continuing activities:
        Loan fee related parties                                 80,000           --       80,000
        Other current assets                                         --           --         (730)
        Accounts payable                                         (3,045)          --          266
        Accrued expenses                                            494           --       (2,729)
                                                              ---------    ---------    ---------
     Net cash provided by (used) in operating activities
        of continuing operations                                (38,562)          --      (60,585)
                                                              ---------    ---------    ---------

Cash flow from financing activities:
        Additional paid-in capital                                   --           --       30,000
        Proceeds from shareholders loans                         40,000           --       40,000
                                                              ---------    ---------    ---------
     Net cash provided from financing activities
       of continuing operations                                  40,000           --       70,000
                                                              ---------    ---------    ---------

     Net cash provided by (used in) operating activities of
        continuing operations                                     1,438           --        9,415
                                                              ---------    ---------    ---------

Cash flow from (used in):
        Discontinued operations                                      --      (21,088)          --
                                                              ---------    ---------    ---------
     Net cash (used in) discontinued operations                      --      (21,088)          --
                                                              ---------    ---------    ---------

NET (DECREASE) IN CASH                                            1,438      (21,088)       9,415
CASH, BEGINNING OF THE PERIOD                                     7,977       21,088           --
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                  $   9,415    $      --    $   9,415
                                                              =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITIES:
     For the period ended June 30, 2007
        Stock issued for loan fees, related parties           $  80,000    $      --    $  80,000
                                                              ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
     For the period ended June 30, 2007
        Cash paid for interest                                $      --    $  51,801    $      --
                                                              ---------    ---------    ---------
        Cash paid for income taxes                            $      --    $      --    $      --
                                                              ---------    ---------    ---------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                MYCOM GROUP, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Going Concern
-------------

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principals in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has working capital and shareholders' deficit and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

    In view of these maters, realization of certain of the assets in the accompanying balance sheet is dependant upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

    In order to meet its liquidity needs during the next fiscal year, the Company may receive additional financing from its sole officer and director and major stockholders. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Reverse Stock Split
-------------------

    On May 29, 2007 the shareholders of the Company, at a special meeting, approved a 1-for-5 reverse stock split of the Company's common stock, par value $0.01 per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share. The reverse stock split was effective on May 29, 2007.

    In connection with the 1-for-5 reverse stock split, all historical common shares amounts have been retroactively restated to reflect the stock split mentioned above.


NOTE 2 - SHAREHOLDERS' EQUITY (DEFICIT)

    On July 14, 2006 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") with the Company, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust purchased 226,405, 113,203, 113,203 shares, respectively, of the common stock of the Company for an aggregate of $400,000 cash. The source of the funds paid was personal funds of the investors. In accordance with the Stock Purchase Agreement, all officers and directors resigned their positions with the Company effective as of the Closing Date and appointed Earnest Mathis as the Company's sole director.

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

    On September 25, 2006, Lazzeri Family Trust purchased 18.87% or 113,203 shares of MyCom Group, Inc. common stock from Mathis Family Partners Ltd. As a result of the stock sale, Earnest Mathis, the Company's sole officer and director and the General Partner of the Mathis Family Partners Ltd. indirectly owns 18.87% of the issued and outstanding shares of common stock of the Company.

    On April 2, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Bleu Ridge Profit Sharing Plan & Trust ("Bleu Ridge"), La Mirage Trust ("Mirage") and Lazzeri Family Trust ("Lazzeri"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") In connection with and as consideration for a loan fee for the foregoing credit facility, Mathis, Bleu Ridge, Mirage and Lazzeri each received 225,000 unregistered shares of the Company's common stock for a total of 900,000 shares.

NOTE 3 - DUE TO SHAREHOLDERS

    On April 2, 2007, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Mathis Family Partners, Ltd. ("Mathis"), Bleu Ridge Profit Sharing Plan & Trust ("Bleu Ridge"), La Mirage Trust ("Mirage") and Lazzeri Family Trust ("Lazzeri"), collectively, they are referred to herein as the "the Lender", to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note.") All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. In connection with and as a loan fee for the foregoing credit facility, Mathis, Bleu Ridge, Mirage and Lazzeri each received 225,000 unregistered shares, of the Company's common stock for a total of 900,000 shares. At June 30, 2007 the principal balance on the note was $40,000 with available credit of $210,000.

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

Results of Operations

Continuing Operational Expenses for the three and six months ended June 30, 2007

    Because we currently do not have any business operations, we have not had any revenues during the three and six months ended June 30, 2007. Total operating expenses for the three and six months ended June 30, 2007 were $13,827 and $35,506 respectively. These expenses consisted of professional, management and filing fees.

Other Income (Expense) for the three and six months ended June 30, 2007

    Other income (expense) for the three and six months ended June 30, 2007 were ($80,418) and ($80,505) respectively. On April 2, 2007 the Company entered into a Revolving Credit Agreement with the Company's major shareholders resulting in a loan fee expense of $80,000.

Continuing Operational Expenses from July 14, 2006 (date of new development stage) through June 30, 2007

    Because we currently do not have any business operations, we have not had any revenues from July 14, 2006, (date of new development stage) to June 30, 2007. Total operating expenses for this period were $56,871. These expenses consisted of professional, management and filing fees.

Other Income (Expense) from July 14, 2006 (date of new development stage) through June 30, 2007

    Other income (expense) incurred during the new development stage were ($80,521). On April 2, 2007 the Company entered into a Revolving Credit Agreement with the Company's major shareholders resulting in a loan fee expense of $80,000.

Liquidity and Capital Resources

     As of June 30, 2007, the Company had $9,415 in cash and cash equivalents and a working capital deficit of ($30,615).

    On April 2, 2007, the Company entered into a Revolving Credit Agreement with the Company's major shareholders to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. The Revolving Credit Agreement included previously loaned amounts from the major shareholders and as of June 30, 2007, $40,000 was borrowed under this agreement with $494 of interest accrued.

    While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in that event, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.
         .
    Off-Balance Sheet Items

    We have no off-balance sheet items as of June 30, 2007.


Item 3 - CONTROLS AND PROCEDURES

    The Company's management, including the president and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of June 30, 2007. Their evaluation concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of June 30, 2007 and provide reasonable assurance that material information relating to the Company is made known to management including the president and chief financial officer and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

    There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II   OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

          None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 29, 2007 the shareholders of the Company, at a special meeting, approved a 1-for-5 reverse stock split of our common stock, par value $0.01 per share, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share. The reverse stock split was effective on May 29, 2007.

Item 5. - OTHER INFORMATION

          None.

Item 6. - EXHIBITS

       Exhibit No    Description
          ------- -------------------------------------------------------------

          3.1     Articles of Incorporation, incorporated by reference to
                  Exhibit 3.0 filed with Form 10-SB12G filed February 24, 1999

          3.1.1 Certificate of Amendment to the Articles of Incorporation filed herewith

          31.1 Certification of Company's Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Company's Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Littleton, Colorado on August 13, 2007.

                                MYCOM GROUP, INC.




                               By       /s/ Earnest Mathis, Jr.
                                   -----------------------------------------
                                   Earnest Mathis, Jr.
                                   Chief Executive Officer, President
                                   Secretary and Treasurer and Sole Director