Form 10-K
period 2007-12-11
SARS CORP.
filed 2008-01-15
CIK 1070510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from 12/31/06 to 9/30/07

Commission File # 000-51046

SARS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

33-0677545
(IRS Employer Identification Number)

19119 North Creek Parkway, Suite 201
Bothell, WA 98011
(Address of principal executive offices)(Zip Code)

866-276-7277
 (Registrant's telephone no., including area code)

Former fiscal year: 12/31/06
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒

Revenues for year ended September 30, 2007 were $1,049,000.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Company as of December 11, 2007 was approximately $34,272,000 based upon 17,135,934 shares held by such persons and the closing price of $2.00 per share on that date.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The registrant does not have any non-voting common stock outstanding.

Number of shares of the registrant's common stock outstanding as of December 11, 2007 was 21,521,708.
Number of shares of the registrant’s preferred stock outstanding as of December 11, 2007 was 1 share of Series A Preferred.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Description

SARS Corporation (formerly Mycom Group, Inc. prior to the August 2007 merger with Veritas Solutions, Inc. and its wholly-owned subsidiary, Secure Asset Reporting Services, Inc., and subsequently renamed) was incorporated in the state of Nevada on April 21, 1995.  Mycom Group, Inc. and its wholly-owned subsidiary, Broughton International (Bobbitt & Bransom, Inc., dba Broughton International) was primarily in the reselling of third party software solutions business until the Company sold the assets of its software solutions business on April 20, 2006.  As of July 14, 2006, Mycom had no operations.

On August 28, 2007, the Registrant, through its wholly owned subsidiary, Mycom Acquisition Corporation, a Nevada corporation (“MergerCo”), exchanged, pursuant to an Agreement and Plan of Merger with Veritas Solutions, Inc., a Washington corporation, (“VSI”) and its wholly owned subsidiary, Secure Asset Reporting Services, Inc., an Alaska corporation (“Secure Asset”) (the “Merger Agreement”), an aggregate of 24,965,945 shares of its common stock for all of the issued and outstanding equity and voting interests of VSI (“VSI Interests”) from the VSI security holders on a one-for-one basis as well as one share of Series A Convertible Preferred Stock of VSI.  The VSI Interests include (i) 4,794,999 shares that are issuable pursuant to VSI’s current private placement offering as of the date of the Merger Agreement and (ii) the 149,333 shares of common stock issuable pursuant to the conversion of the series B preferred stock, converted in connection with the Merger Agreement.  Under the Merger Agreement, the Registrant agreed to reserve a total of 8,660,000 shares for issuance to VSI shareholders upon the close of their current private placement financing.  In connection with the Merger Agreement, VSI and Secure Asset merged with and into MergerCo with MergerCo as the surviving corporation.  On September 17, 2007, the Registrant’s name change to “SARS Corporation” was deemed effective and on September 14, 2007, MergerCo’s name change to “Secure Asset Reporting Services, Inc.” was deemed effective.

Unless otherwise indicated, all references to the “Company,” “Registrant,” “Mycom,” “VSI,” “SARS,” “we” or “us” refer to the now combined operations of the Registrant and VSI.

SARS’ proprietary business intelligence software tool, Intellitrax, is a centralized platform for the acquisition, aggregation and dissemination of intelligence on mobile and fixed assets.  With Intellitrax, SARS can gather tracking and other data from disparate sources on various assets such as ships, planes and containers, and present them to our customers in one place in an easy-to-use format.  For these services, SARS customers pay us an ongoing access fee.  SARS can source data from third-party hardware that the Company can resell and install, or from hardware that is already in use by the business operator or government agency.  All of SARS’ pre-packaged remote asset management solutions, such as ASVTS, SARS Marine Trac and SARS Safetytrax, rely on the SARS Intellitrax system.  SARS Intellitrax allows our customers to track their assets anywhere in the world, in real time, 24 hours a day.

In a market where most firms utilize a global positioning satellite, or GPS, message to provide basic information on the location of an asset, the Company distinguishes its product by going beyond mere asset tracking.  Asset location is the first piece of data and it becomes the launching point for a more extensive set of data about the usage and condition of the asset, its financial impact on the customer’s business and other critical operational parameters.  SARS believes that taking GPS data, merging it with key performance expectations and presenting the results to a fleet manager provides a powerful edge in safety and security, administrative cost reduction and in revenue and margin enhancement.

The Company has initially targeted asset tracking in four industries: marine, upstream and downstream oil and gas production, cargo trailers/containers and aviation.  During Hurricanes Katrina and Rita, our Silent Ship Alarm Systems were used to detect drill rig movement in the Gulf of Mexico.  The Company also successfully demonstrated for the U.S. Department of Homeland Security its capability to track containers from Scotland to the Pacific Northwest for Operation Safe Commerce, The Boeing Company, Mitsubishi, the Port of Seattle and the Ports of New York/New Jersey.  Currently, the Company tracks more than 11,500 marine vessels daily, in real time throughout the United States and overseas.  SARS believes that most, if not all, United States-flagged crude oil tankers are currently tracked by Intellitrax worldwide.

Research and development expense, included in general and administrative expense, was approximately $55,000 for the year ended September 30, 2007, and $20,000 for the nine months ended September 30, 2006.

Subsequent Event

On December 20, 2007, SARS, through its United Kingdom subsidiary, Jinkhold, Ltd. (“Jinkhold”), finalized and closed a material definitive agreement (the “Agreement”) with Andronics, Ltd., a company formed under the laws of Northern Ireland (“Andronics”).  The Agreement was executed on October 26, 2007.

Under the Agreement, SARS purchased substantially all assets of Andronics for the following consideration: (i) assumption of certain liabilities; (ii) 50,000 shares of SARS common stock; and (iii) convertible debentures totaling $722,000 USD.  In connection with the Agreement and as conditions of closing, (i) Jinkhold executed a lease agreement with certain shareholders of Andronics for office space in Northern Ireland; and (ii) Andronics service contract with British Petroleum was novated to Jinkhold.

Additionally, on December 20, 2007, SARS, Jinkhold and Andronics executed the First Amendment to the Agreement, whereby (i) the closing date was extended and (ii) the parties to which the consideration mentioned above as well as 1,000,000 shares of SARS common stock options (defined in the Agreement) were amended to reflect that these items shall be issued to Andronics, Ltd.

Technology Platform and Intellectual Property

The technology behind the Intellitrax system is a hardware-agnostic foundation for tracking remote assets that are engaged in the distribution of goods in commerce, through terrestrial and satellite communications platforms.  The technology provides for the acquisition, data warehousing and subsequent presentation of multiple data sets, including location, maintenance records, security status, control data and state of goods while in storage or transit.   The Company intends to seek patent protection for a number of aspects of its proprietary technology.

The Company believes it has developed patentable intellectual property in the following areas:

•
Parser – Novel parsing and translation of incoming data packets.  Our Multiple Processing Parser is a fully scalable data parser that is hardware and device independent, and it is completely Microsoft.NET compliant.

•	Triggering – Novel automation of tasks based on asset location and status. Events, data filtering and anomaly detection can be performed by our data parsers in conjunction with our data servers.

•	Forms – Novel processing and communication of forms for a variety of businesses are available to customers via mobile communications.

SARS currently has registered trademarks on the following: SARS Roadtrac, SARS Tracpoint, SARS Secure Trac, SARS Directrac, SARS Marinetrac and SARS.

The Company does not manufacture hardware products.  All hardware that is utilized in the remote asset management solutions is provided by third-party vendors or directly from manufacturers.  In terms of research and development, as technology advances and new hardware equipment becomes available; the Company maintains the flexibility to develop essential connection software to process the data that these new units produce.  The Company also continues to improve the software displays of its application layer and the processing of existing data in the core platform layer in order to grow as new customers and assets come online.

SARS’ facilities house servers in locations around the United States and in other parts of the world. SARS intends to add servers and locations to meet increasing customer demand, and to improve redundancies.  At the present time, its servers are running at less than 3% of capacity utilization.

Customers and Target Markets

Early adopters of Intellitrax include the U.S. Coast Guard, U.S. Navy, U.S. Customs and Border Protection, State of Hawaii Department of Transportation, various port authorities (including Honolulu, New York/New Jersey and Seattle/Tacoma), Carnival Cruise Lines, Celebrity Cruises Inc., Princess Cruises, Cemex S.A.B. de C.V., Chevron Corporation and Exxon Mobil Corporation. Most of these customers have used SARS’ solution in pilot programs.  At the present time, the three largest ongoing (and post-pilot program stage) customers are the Marine Exchange of Alaska, which tracks all vessels in Alaskan coastal waters, the Marine Exchange of Puget Sound, which tracks all vessels in the Washington State coastal waters of Puget Sound, and A.P. Møller-Mærsk A/S, a global ocean carrier. The Company provide these and other customers with shelf-to-shelf tracking – from point of origin to point of sale or permanent destination – and a complete line of applications covering tracking marine, rail, truck, cargo container and air assets.
Competition

The highly fragmented remote asset management market is filled with companies that can utilize a GPS message to provide basic information on the location of an asset.  However, SARS believes that they are the only company that can provide tracking that is platform agnostic, or independent of particular hardware and communication services, and capable of achieving profit margins similar to software enterprises.  Unlike SARS, the competition seems to focus their resources on target niche markets (for example, trucking, containers or marine) and operates using dedicated hardware.

Competitive Advantages

SARS believes that we are the only company that can provide tracking that is platform-agnostic, or independent of particular hardware and communication services, as comprehensive as a customer may need, and capable of achieving profit margins similar to software enterprises. SARS believes Intellitrax and the remote asset management solutions offer the following distinct advantages:

•
Complete remote asset management solution.  Intellitrax is the only available remote asset management solution that constitutes a complete platform to handle the acquisition, management and application of remote asset information.  We believe that products from other vendors do not provide a complete solution, as they are limited to an abbreviated suite of hardware devices and/or a narrow range of asset types (for example, only ships or only road trailers).

•
Communications independent.  Our customers can choose the communications service that best meets their needs and budget.  Products from other vendors are typically tied exclusively to a specific communications service, which prevents customers from benefiting from advances in communications technology.  In addition, the products of some other vendors rely on communication services that do not provide worldwide or even nationwide domestic coverage, while the Intellitrax system has global reach.

•
Hardware independent.  Our customers can use the data communicator hardware that best meets their needs and budget.  Products from other vendors are typically bound exclusively to proprietary hardware, which prevents customers from benefiting from general advances in hardware technology.

•	Customizable. Because Intellitrax is a complete and flexible platform, custom applications can be developed rapidly to accommodate any unique needs of our customers.

•	Superior mapping. Based on our customers’ feedback, Intellitrax’ mapping application delivers a superior user experience. Customers continue to cite this feature as a significant advantage.

•
Superior reporting and notification.  Our reports are formatted to match each individual customer’s reports and forms.  Automatic notification can be sent to any customer’s designated recipient via fax, email, phone or web, at any predetermined frequency.

•
Web-based.  Intellitrax applications are delivered via a standard Internet browser with little or no further software requirements.  Products from other vendors typically require custom client software to be installed and maintained, and employees to be trained.

Legislation and Government Regulation

Due in large part to the relative newness of the remote asset management industry, there are currently no regulations specifically governing suppliers of asset tracking technology.  Many of the Company’s customers, however, especially in the maritime industry, are mandated by law to utilize asset tracking systems.

The Company has worked, and continues to work, to facilitate legislation that authorizes the U.S. Congress to appropriate money for a national tracking system using Automated Secure Vessel Tracking System.  We are currently working with House and Senate members to pass appropriations for ASVTS to be used nationally.  Bills already requiring the use of ASVTS include the Coast Guard Re-authorization Act of 2005, the Marine Security Act and the SAFE Act.  Legislation indirectly impacting our business includes: Maritime Security Act of 2002, Coast Guard Re-Authorization Act, Port Security Improvement Act of 2006 and the Security and Freedom Ensured Act of 2007.

Employees

As of January 11, 2008, SARS had approximately 14 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property.  On or about September 1, 2007, SARS entered into a 2 year, 9 month lease agreement on a 9,278 sq. ft. office space in Bothell, Washington.   Rent is approximately $13,376 per month during the first year of the agreement, $14,149 per month during the second year of the agreement and $14,922 per month during the final 9 months of the agreement.

The Company leased a Port Orchard, Washington office facility from a business owned by two of the Company’s beneficial stockholders. The office lease was $3,000 per month for a one year term, which expired November 30, 2007.

The Company leased its Bellevue, Washington office facility for approximately $5,400 per month for a six month term, which expired November 30, 2007.

ITEM 3. LEGAL PROCEEDINGS

The Company is unaware of any threatened or pending litigation against it not in the ordinary course of business and that has not previously been disclosed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 11, 2007, the Company had 21,521,708 shares of common stock issued and outstanding and had approximately 391 stockholders of record.  There is 1 share of series A preferred stock issued and outstanding.

The Company’s common stock is not traded on a registered securities exchange, or the NASDAQ.  The Company’s common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the past two (2) years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

FISCAL QUARTER ENDING	HIGH BID	LOW BID
September 30, 2007	$2.17	$1.99
June 30, 2007	$1.93	$1.93
March 31, 2007 (1)	$--	$--
December 31, 2006	$0.04	$0.01
September 30, 2006	$0.08	$0.04
June 30, 2006	$0.12	$0.04
March 31, 2006	$0.14	$0.055
December 31, 2005	$0.06	$0.06
September 30, 2005	$0.06	$0.06

 (1)           The range of high and low bid quotations for the quarter ending March 31, 2007 are unavailable.

On December 11, 2007, the closing price was $2.00 per share.

We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

No securities are authorized for issuance under equity compensation plans as of September 30, 2007.

Recent Sales of Unregistered Securities

During the period covered by this 10-KSB, the Company sold the following securities which were not registered under the Securities Act of 1933 (the “Act”) and not reported on any other form:

Mycom Group, Inc.

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

As a result of the purchase of the shares of the Registrant's common stock, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust own approximately 37.73%, 18.87% and 18.87%, respectively, of the issued and outstanding shares of common stock of the Registrant. Earnest Mathis is also the General Partner of Mathis Family Partners Ltd.

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

Veritas Solutions, Inc.

As of December 28, 2007, SARS Corporation (formerly Mycom Group, Inc. prior to the August 2007 merger with Veritas Solutions, Inc. and its wholly-owned subsidiary, Secure Asset Reporting Services, Inc., and subsequently renamed), received subscriptions and related funds into escrow pursuant to a private placement memorandum (the “PPM”) of $13.3 million, through the offering of a minimum of 20 Units for $25,000 per unit.  The PPM closed on December 28, 2007.  All references to the “Company,” “VSI,” “we” or “us” refer to the now combined operations of the Registrant.  The offering was made to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 and pursuant to Section 506 under the Securities Act.  The PPM offered a minimum of 2,000,000 shares and up to 10,000,000 shares of common stock, in two separate tranches, consisting of a first tranche of 3,000,000 shares of common stock (the “First Tranche”).  The First Tranche investors will receive warrants to purchase shares of common stock (the “Warrant’).  The Registrant will not issue warrants in connection with subscriptions for shares in the second tranche of the offering.  The purchase price for shares of common stock is $1.00 per share.  The Company has agreed to sell up to an additional 3,500,000 shares of common stock, or 35% of the shares offered in the First Tranche and second tranche of the offering, respectively, to cover investor over-subscriptions, if any.  The minimum purchase is 25,000 shares of common stock ($25,000).  The Warrant will be for 20% of the number of shares purchased by such investors in the First Tranche at $1.25 per share for three years after the date of issuance.  The shares of common stock into which the Warrants are exercisable will be afforded the same registration rights as all other shares of common stock sold in the offering.  The Warrants will contain customary anti-dilution provisions and will not be redeemable.  As of December 28, 2007, the shares and warrants have not been issued.

On August 28, 2007, the 140,000 shares of 8% cumulative series B convertible preferred stock mandatorily converted into 149,333 shares of common stock pursuant to the closing of the Merger Agreement.

In March 2007, we obtained a $225,000 short-term 10% bridge loan from two unaffiliated accredited investors, repaid from the net proceeds of the PPM (referenced above).  The bridge lenders also received warrants in connection with the loan and the loan has been repaid.

In January 2007, we obtained a $500,000 short-term 10% bridge loan from two unaffiliated accredited investors, repayable from the net proceeds of the PPM (referenced above).  The bridge lenders also received warrants in connection with the loan and the loan has been repaid.

On January 22, 2007, VSI affected a reverse stock split of its outstanding capital stock and made certain other adjustments to its capitalization.

TEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 6 and the September 30, 2007 Annual Report on Form 10-KSB may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our audited consolidated financial statements and elsewhere in this Annual Report on Form 10-KSB.

Further, in connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.

Overview –

Organization – SARS Corporation, a Nevada corporation, (formerly Mycom Group, Inc. prior to the August 2007 merger with Veritas Solutions, Inc. and its wholly-owned subsidiary, Secure Asset Reporting Services, Inc., and subsequently renamed), and together with its subsidiaries (the “Company”) is headquartered near Seattle, Washington U.S.A., and provides remote asset management and telematics solutions that deliver business intelligence about fixed and mobile assets anywhere in the world, which includes providing global tracking services of high-value, mobile assets, including vessels, cargo containers, trucks, and aircraft, and the monitoring of high-value fixed assets, including fuel tanks, bridges, and pipelines. In December 2007, the Company closed its asset purchase agreement of Andronics Ltd., a company located in Northern Ireland, and which provides global two-way data solutions for monitoring and controlling remote assets.

Business– Veritas Solutions, Inc. (“VSI” and also known in the industry as VSI Wireless, Secure Asset Reporting Services and SARS) was formed to capitalize on the well-established trend toward remote asset management in the tracking and operation of capital assets. Our mission is to become the leader in this broad, highly fragmented market. Today, the worldwide infrastructure for the tracking of assets consists of disparate satellite and cellular communications networks, VHF radio-based systems, and hardware devices and software applications that apply predominantly to specific classes of assets (for example, only to ships or only to road trailers). Within this market, we believe that we offer the only complete remote asset management solution, one that is both customizable and independent of the type of communications or hardware. Our solution can track assets anywhere in the world, providing timely, accurate and pertinent information to our customers in real time. The Company has initially targeted asset tracking in four industries: marine, upstream and downstream oil and gas production, cargo trailers/containers and aviation.

SARS’ proprietary business intelligence software tool, Intellitrax, is a centralized platform for the acquisition, aggregation and dissemination of intelligence on mobile and fixed assets.  The technology behind the Intellitrax system is a hardware-indifferent foundation for tracking remote assets that are engaged in the distribution of goods in commerce, through terrestrial and satellite communications platforms.  The technology provides for the acquisition, data warehousing and subsequent presentation of multiple data sets, including location, maintenance records, security status, control data and state of goods while in storage or transit.   The Company intends to seek patent protection for a number of aspects of its proprietary technology.  With Intellitrax, SARS can gather tracking and other data from disparate sources on various assets such as ships, planes and containers, and present them to our customers in one place in an easy-to-use format.  For these services, SARS customers pay us an ongoing access fee.  SARS can source data from third-party hardware that the Company can resell and install, or from hardware that is already in use by the business operator or government agency.  All of SARS’ pre-packaged remote asset management solutions, such as ASVTS, SARS Marinetrac and SARS Safetytrax, rely on the SARS Intellitrax system.  SARS Intellitrax allows our customers to track their assets anywhere in the world, in real time, 24 hours a day.

In a market where most firms utilize a global positioning satellite, or GPS, message to provide basic information on the location of an asset, the Company distinguishes its product by going beyond mere asset tracking.  Asset location is the first piece of data and it becomes the launching point for a more extensive set of data about the usage and condition of the asset, its financial impact on the customer’s business and other critical operational parameters.  SARS believes that taking GPS data, merging it with key performance expectations and presenting the results to a fleet manager provides a powerful edge in safety and security, administrative cost reduction and in revenue and margin enhancement.

The Company does not manufacture hardware products.  All hardware that is utilized in the remote asset management solutions is provided by third-party vendors or directly from manufacturers.  In terms of research and development, as technology advances and new hardware equipment becomes available the Company maintains the flexibility to develop essential connection software to process the data that these new units produce.  The Company also continues to improve the software displays of its application layer and the processing of existing data in the core platform layer in order to grow as new customers and assets come online.

Our revenue model is comprised of (i) a monthly recurring software usage fee for access to Intellitrax including long-range identification tracking display, automatic identification system display, alarm notifications and alarm monitoring; (ii) a monthly recurring airtime and data delivery fee for the cost of airtime from our service providers, plus retail mark-ups; and (iii) one-time fees for hardware, installation, shipping, customization and special programming requirements. As demand dictates, we resell and install hardware from third parties to facilitate data flow to Intellitrax and, in turn, we expect revenues from such resale and installations to be a large part of our initial revenue base.  Our main objective will be to migrate new customers to a recurring revenue model, one that imposes a software usage fee for access to Intellitrax. We expect revenues to continue to increase in most, if not all, revenue sources. We are adding new customers to our system every month, and with each new customer comes the potential for an additional recurring revenue source.

Major Customers – The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the year ended September 30, 2007, and the nine months ended September 30, 2006, revenues from three and two customers represented 77% and 71% of total revenues for those periods, respectively.

Basis of presentation and liquidity - Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007, the Company received approximately $7.0 million of net proceeds pursuant to sales of equity securities (approximately 8.5 million shares of common stock and warrants to purchase approximately 4.6 million shares of common stock) in connection with its private placement offerings. Subsequent to September 30, 2007, the Company raised an additional $5.6 million through sales of approximately 6.4 million shares of its common stock.  Company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.  If the Company does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements. There is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination.

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses since inception, including approximately $6.3 million during the year ended September 30, 2007, and $9.8 million during the nine months ended September 30, 2006, and has an accumulated deficit at September 30, 2007 of $20.7 million, and has relied on proceeds from sales of its common stock and warrants to purchase common stock, as supplemented by bridge loan borrowings, to fund operations and business development and growth. Further, we expect to continue to experience net losses throughout most, if not all, of the next fiscal year.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, estimates and assumptions are evaluated. Estimates are based on historical experience and on various other factors believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is presented in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-KSB. The following accounting policies are considered the more critical to aid in understanding and evaluating our results of operations and financial condition.

Reverse merger with public shell company in August 2007 - On August 28, 2007, Mycom Group, Inc. (“Mycom”), through its wholly owned subsidiary, Mycom Acquisition Corporation, a Nevada corporation (“MergerCo”), agreed to exchange, pursuant to an Agreement and Plan of Merger with VSI (the “Merger Agreement”), an aggregate of 24,965,945 shares of its common stock for all of the issued and outstanding and issuable equity and voting interests of VSI on a one-for-one basis.  Outstanding VSI conversion rights and warrants became conversion rights and warrants also on a one-for-one basis.   In connection with the Merger Agreement, VSI merged with and into MergerCo with MergerCo as the surviving corporation.  In September 2007, Mycom’s name was changed to “SARS Corporation” and the MergerCo name was changed to “Secure Asset Reporting Services, Inc.”

From an accounting perspective, the merger transaction is considered a recapitalization accompanied by the issuance of stock by VSI for the stock of Mycom, as a result of Mycom not having operations immediately prior to the merger, and following the merger becoming an operating company. After the merger and private placement, as of September 30, 2007, former Mycom stockholders own approximately 7% of the common stock of the merged company, and former VSI stockholders and convertible preferred stock holders own approximately 93% of the merged company. The board of directors and executive officers are comprised of previous VSI directors and executive officers. In these circumstances, the merger transaction is accounted for as a capital transaction rather than as a business combination, in that the transaction is equivalent to the issuance of stock by VSI for the assets and liabilities of Mycom, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded. The assets and liabilities of VSI are presented in the consolidated balance sheets at book value.  The historical operations presented in the Company’s Consolidated Statements of Operations are those of VSI.  At the merger date, Mycom had no assets or liabilities and its stockholders’ equity was zero, with its accumulated deficit offsetting its capital stock and additional paid in capital, it had no revenues and its net loss for the year-to-date period ended on the merger date was approximately $125,000, which such loss is not included in the Company’s accompanying consolidated statements of operations.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property, equipment and software, recoverability of receivables, valuation and recoverability of inventories, recoverability of long-lived assets, valuation of intangible assets and allocation of purchase price, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

Inventory - Inventory consists of tracking equipment held for resale and is valued at the lower of cost (first-in, first-out basis) or market.  The Company regularly evaluates the technological usefulness and anticipated future demand for various inventory components and the expected use of the inventory.  When it is determined that these components do not function as intended, or quantities on hand are in excess of estimated requirements, the costs associated with these components are charged to expense.

Property, Equipment and Software– Property, equipment and software are stated at cost less accumulated depreciation and amortization.  Maintenance and repairs are expensed as incurred.  Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years for furniture, equipment and computer equipment.  The costs of acquired software are generally amortized over five years.

Goodwill and Customer List - Goodwill consists of the excess of the purchase price over the fair value of the assets acquired related to the purchase of certain assets of Sentinela, LLC in September 2006. Goodwill is not being amortized, but is subject to periodic review for impairment.  The customer list was purchased in 2005. The customer list was not being amortized due to having an indeterminable life, however, it was written off in 2007due to its value being impaired.

Impairment of Long-Lived Assets - The Company’s long-lived assets, including property, equipment and software, goodwill and customer list, are reviewed for carrying value impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of its goodwill and other intangible assets in accordance with SFAS 142.

Revenue Recognition - The Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, title and risk of loss for products has passed to the customer, the sale price is fixed and determinable, no significant unfulfilled Company obligations exist, and collectibility is reasonable assured.   Revenue from hardware sales is generally recognized when products are shipped and/or the revenue is fully earned and ownership had passed to the customer. Revenue from tracking services are recorded in the month the service is provided. Revenue from custom programming services, which are all short-term, is recognized using the completed-contract method.

Capital Formation, Merger, and Acquisition Expense - Capital formation, merger, and acquisition expense consists of salaries and travel of senior management in reviewing acquisition targets and payments, primarily in the form of common stock shares and common stock purchase warrants, to lawyers, advisors, and investment funds in connection raising capital for the Company.

Income Taxes - The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates.  A valuation allowance is established if management is unable to determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Share-Based Payments - The Company has granted warrants to purchase shares of the Company’s Common stock to various parties for consulting services and in connection with fund raising activities. The fair values of the warrants issued have been estimated using the Black-Scholes option valuation model in accordance with the Financial Accounting Standards Board’s Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”).

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”  (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 became effective for the Company beginning January 1, 2007, the adoption of which did not have a significant effect on its results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. In accordance with FSP EITF 00-19-2, registration payment arrangements are accounted for as an instrument separate and apart from the related securities and will be accounted for in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” accruing a liability if payment is probable and the amount can be reasonably estimated. Unless the Company enters into agreements providing for payments relating to registration arrangements, this pronouncement will have no effect on the Compnay's consolidated results of operation, financial position or liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. It is expected that adoption of FAS 157 will not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  It is expected that adoption of SFAS 159 will not have a material impact on the Company's consolidated results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

Results of Operations

The Company changed its fiscal year from December 31 to September 30, which resulted in a nine month reporting year in 2006. Due to the relatively early stage of business development, operating results for a 12 month compared to 9 month period are not as proportionately different as a month determined ratio might produce.  All references to 2007 relate to the fiscal year ended September 30, 2007, references to 2006 relate to the nine months ended September 30, 2006, and references to 2005 relate to the calendar year ended December 31, 2005.

Year ended September 30, 2007 and nine-months ended September 30, 2006

Revenues – Revenues for 2007 increased $853,000 to approximately $1.0 million as compared to $196,000 for 2006.  Revenues are comprised primarily of sales of equipment and revenues from tracking and other services provided to customers.  The increase in revenues was primarily due to sales of equipment and services to Andronics, a new customer in 2007.  Andronics was acquired in December 2007.

Cost of revenue - Cost of revenues includes the cost of equipment sold and of services provided, which includes compensation costs.  Cost of revenues for 2007 increased approximately $746,000 to $867,000 as compared to $121,000 for 2006.  Cost of revenues for 2007 approximated 83% as a percent of revenues as compared to 62% during 2006. The increase in cost of revenues as a percent of revenues was due primarily to lower margins realized on equipment sales.

Gross Profit - Gross profit increased approximately $107,000 to $182,000 for 2007 as compared to $75,000 for 2006. The increase in gross profit was due primarily to increased revenue volumes.

Operating expenses – Operating expenses for 2007 decreased approximately $4.0 million to $5.8 million as compared to $9.8 million for 2006.  Operating expenses are comprised sales and marketing, general and administrative, and capital formation, merger and acquisition expenses.  Operating expenses decreased in 2007 as compared to 2006 primarily due to decreased capital formation, merger and acquisition expenses, which approximated $195,000 in 2007 and $7.8 million in 2006, relating to stock-based compensation expense.

Depreciation and amortization – Depreciation and amortization expense for 2007 increased $784,000 to approximately $1.2 million as compared to $447,000 for 2006, due to having more assets in service, primarily resulting from the SARS acquisition in 2006.

Loss from operations – Loss from operations for 2007 decreased to approximately $5.6 million as compared to $9.7 million for 2006.  The decrease in loss from operations is the result of the increase in gross profit of $122,000 being more than offset by the $4.0 million decrease in operating expenses.

Interest expense – Interest expense increased $671,000 from $40,000 to $711,000 in 2007.  The increase was primarily due to non-cash interest expense of $604,000 relating to stock-based compensation issued in connection with borrowings, as well as increase in cash interest expense due to having higher average outstanding borrowings in 2007 as compared to 2006.

Net loss – Net loss for 2007 decreased approximately $3.4 million to $6.3 million as compared to $9.7 million for 2006.  The decrease in net loss was due primarily to the decrease in loss from operations, offset by the increase in interest expense.

Nine-months ended September 30, 2006 and year ended December 30, 2005

Revenues – Revenues for 2006 increased approximately $154,000 to $196,000 as compared to $22,000 for 2005.  Revenues are comprised primarily of sales of equipment and revenues from tracking and other services provided to customers.  The increase in revenues were primarily due to the 2006 acquisition of SARS.

Cost of revenue - Cost of revenues includes the cost of equipment sold and of services provided, which includes compensation costs.  Cost of sales for 2006 increased approximately $66,000 to $121,000 as compared to $55,000 for 2005.  Cost of revenues for 2006 approximated 62% as a percent of revenues as compared to 149% during 2005. The decrease in cost of revenues as a percent of revenues was due primarily to better margins on SARS revenues.

Gross Profit - Gross profit increased approximately $108,000 to $75,000 for 2006 as compared to a negative $33,000 for 2005. The increase in gross profit was due primarily to increased revenue volumes.

Operating expenses – Operating expenses for 2006 increased approximately $6.7 million to $9.8 million as compared to $3.1 million for 2005.  Operating expenses are comprised sales and marketing, general and administrative, and capital formation, merger and acquisition expenses.  Operating expenses increased in 2006 as compared to 2005 primarily due to increased capital formation, merger and acquisition expenses, which approximated $7.8 million in 2006 and $277,000 in 2005, relating to share-based compensation expense.

Depreciation and amortization – Depreciation and amortization expense for 2006 increased $445,000 to $447,000 as compared to $2,000 for 2005, due to having more assets in service.

Loss from operations – Loss from operations for 2006 increased to approximately $9.7 million as compared to $3.1 million for 2005.  The increase in loss from operations is the result of the increase in gross profit of $108,000 being more than offset by the $6.7 million increase in operating expenses and $447,000 increase in depreciation and amortization.

Net loss – Net loss for 2006 increased approximately $6.6 million to $9.7 million as compared to $3.1 million for 2005.  The increase in net loss was due primarily to the increase in loss from operations.

Liquidity and Capital Resources

Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007, the Company received approximately $7.0 million of net proceeds pursuant to sales of equity securities in connection with its private placement offerings, and subsequent to September 30, 2007, the Company received an additional $5.6 million.  Company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital, and in this regard is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements.

Net cash used by operating activities was approximately $5.1 million in 2007 and $1.5 million in 2006. The $3.6 million increase in cash used by operating activities was due primarily to the $3.3 million increase in net loss as adjusted for depreciation and amortization expense, non-cash expenses relating to share-based compensation and non-cash interest expense to $4.9 million in 2007 from $1.6 million in 2006.

Net cash used in investing activities was approximately $602,000 and $274,000 in 2007 and 2006, respectively. Uses of cash for investing activities in 2007 primarily relate to advances of $194,000 to Andronics in connection with the Company’s proposed acquisition of Andronics and approximately $408,000 for the purchase of property, equipment and software.  Uses of cash for investing activities in 2006 primarily relate to advances of approximately $212,000 to SARS in connection with and prior to the Company’s acquisition of SARS and approximately $64,000 for the purchase of property, equipment and software.

Net cash provided by financing activities was $5.7 million and $1.8 million in 2007 and 2006, respectively.  The increase of net cash provided in 2007 was primarily due to an increase in proceeds, net of issuance costs, from sales of the Company’s common stock and warrants to purchase common stock to $5.7 million during 2007 from $1.8 million during 2006.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended September 30, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.  The following table summarizes the Company’s contractual obligations as of September 30, 2007, and the effect these obligations are expected to have on liquidity and cash flows in future periods (in thousands):

          less than
  Total                           1 year                     1-3 years                      3-5 years
    Notes pavable              $       123                      $        40                 $          83                      $             -
    Operating leases                   469                              162                            307                                     -
                $       592                      $      202                  $        390                      $             -

Notes payable are for borrowings for the capital expenditure purchases of computer equipment and software, bearing interest at approximately 9.7%, and are payable collateralized by the purchased assets.

Operating lease amounts include leases for office and other facilities under various non-cancelable operating lease agreements that expire at various dates through years 2011, with options to renew certain of the leases. All leases are on a fixed repayment basis. None of the leases include contingent rentals.

Regarding Off-Balance Sheet Arrangements, the Company has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties, nor entered into any derivative contracts that are indexed to Company shares and classified as shareholder’s equity or that are not reflected in the Company’s financial statements. Furthermore, other than the possible exception of Andronics, which the Company acquired in December 2007, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not use derivative financial instruments.   The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, notes payable and redeemable convertible preferred stock.  Investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and notes payable obligations, all of which have fixed interest rates; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flows of these instruments.

ITEM 7. FINANCIAL STATEMENTS

Our audited consolidated financial statements appear beginning on page F-1 of this report.

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

We are in the process of assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for the fiscal year ending September 30, 2008.  This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting.  We intend to continue to refine and improve our internal controls on an ongoing basis.  During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

(b) Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2007, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

Name	Age	Position
David M. Otto	49	Director and Secretary
Stephen K. Bannon	53	Director
Clayton Shelver	42	Director and Chief Executive Officer
Robert Lear	47	Chief Operating Officer
Alan Chaffee	42	Interim Chief Financial Officer

David M. Otto
Director and Secretary

Mr. Otto has been the Secretary and a director of since August 2007 and was the Secretary and a director of Veritas Solutions, Inc. since November 2006.  Mr. Otto is a Seattle-based attorney and President of The Otto Law Group, PLLC, since 1999.  Mr. Otto’s practice focuses on corporate finance, securities and mergers and acquisitions, as well as corporate law and governance.  He is currently a member of the Board of Directors of Vocalscape Networks, Inc., SinoFresh Healthcare, Inc., Renaissance Window Fashions, Inc., Avisere, Inc., TechAlt, Inc., Saratoga Capital Partners, Inc., ECO2 Plastics, Inc. and Cambridge Partners, LLC.  Mr. Otto earned an A.B. degree from Harvard University and J.D. from Fordham University School of Law.

Mr. Otto is not related to any officer, director or affiliate of the Company.  Mr. Otto is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Stephen K. Bannon
Director

Mr. Bannon has been a director since October 2007.  Since November, 2006, Mr. Bannon served as the Chairman of the Board of Directors of Veritas Solutions, Inc.  Mr. Bannon has over 20 years experience working with emerging growth companies.  Mr. Bannon served as the CEO of AVMC from May 2004 until its acquisition in March 2005 by Genius Products, Inc., one of the fastest growing companies in the entertainment industry.  Since that time, Mr. Bannon has served as Chairman of the Board of Genius Products, Inc.  Since February 2006, Mr. Bannon served as Vice Chairman of the Board of IGE, a service provider of the multiplayer game industry.  From April 2002 to December 2003, Mr. Bannon served as the head of Strategic Advisory Services for The Firm, a leading talent management company in the entertainment and media industries. Mr. Bannon served as a managing director and head of media and entertainment investment banking at Jefferies & Company, Inc., an institutional brokerage and investment bank for middle market growth companies, from July 2000 to April 2002. He served as the Chief Executive Officer of Bannon & Co., Inc., an investment banking firm specializing in the entertainment, media and communications industries, from April 1990 to July 1998.  In July 1998, Bannon & Company was sold to Société Generalé and Mr. Bannon became head of The Media and Entertainment Group as part of this transaction.   Mr. Bannon began his investment banking career in 1984 with Goldman Sachs & Co. where he worked as a Mergers and Acquisitions investment banker until 1990.  Mr. Bannon has a Masters of Arts from Georgetown University and an MBA from Harvard Business School where he graduated with honors.  Mr. Bannon was a Naval Officer for seven years from 1976-1983 including four years of sea-duty aboard the USS Paul F. Foster “DD964.”  Mr. Bannon was awarded the Navy Expedition Medal in 1981 for service in the Persian Gulf during the Iranian Hostage Crisis.

Mr. Bannon is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Clayton Shelver
Director and Chief Executive Officer

Mr. Shelver has been the Chief Executive Officer since August 2007 and a director since October 2007.  He previously was the Chief Executive Officer and a director of Veritas Solutions, Inc. since November 2006, and was the co-founder and Chief Executive Officer of Secure Asset Reporting Services, Inc. (“Secure Asset”) from November 2001 until its acquisition by Veritas Solutions, Inc. in 2006.  Mr. Shelver has extensive experience in information technology and remote data communications and has been in the marine transportation business for over 18 years.  Before founding Secure Asset, Mr. Shelver worked at Yukon Fuel Company (now part of Crowley Marine Services) from August 1996 to November 2001, serving as Vice President and Assistant General Manager. He was responsible for the ISO 9002 Quality Assurance Program, information technology department, mergers and acquisitions and the development of what is now the tracking system for equipment, inventory and freight status.   Prior to Yukon Fuel, Mr. Shelver was Traffic and IT Manager for Yutana Barge Lines in Alaska. He reengineered the entire billing systems and designed and implemented the current information technology infrastructure which included a 15-node wide area network throughout the state and abroad. Mr. Shelver also assisted with writing the first state-approved spill prevention and contingency plan, as well as the spill prevention plans for a major carrier on the Columbia River.  Mr. Shelver received a B.A. degree and an M.B.A. from the University of Washington.  Mr. Shelver also graduated from the U.S. Army Signal School Officer Basic Course and served as Commanding Officer for FEMA’s Region X Communication Detachment.  His licenses and certificates include FAA multi-engine pilot’s license, USCG tankerman’s license, DOT Class A driver’s license with tanker endorsement and a Microsoft Certified System Engineer.

Mr. Shelver is not related to any officer, director or affiliate of the Company.  Mr. Shelver is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Robert Lear
Chief Operating Officer

Mr. Lear has been the Chief Operating Officer since August 2007.  Previously he was the Chief Operating Officer of Veritas Solutions, Inc. since November 2006.  Mr. Lear has extensive experience in information technology, communications protocols and in the sales and marketing of complex, high-value technology solutions.  From January 2004 to January 2005, he worked for and was promoted to Vice President of Sales and Marketing of Secure Asset Reporting Services, Inc.  Before joining Secure Asset, Mr. Lear was Senior Vice President at Spherion Technology, a major information technology consulting company, from March 1997 to December 2003, where he ran a national sales organization selling information technology outsourcing and large system integration projects. In this position, he ran a business unit with annual revenues exceeding $50 million.  Mr. Lear set up the company’s offshore relationship with a systems integrator in Mumbai, India and managed the channel partnership with IBM. He was a member of the executive team which addressed mergers and acquisitions, strategic planning and corporate governance.  Prior to Spherion, Mr. Lear was Region Vice President for Computer Horizons Corp., where he was responsible for the development of a Western States operation.

Mr. Lear is not related to any officer, director or affiliate of the Company.  Mr. Lear is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Alan Chaffee
Interim Chief Financial Officer

Mr. Chaffee was appointed Interim Chief Financial Officer in November 2007.  Mr. Chaffee has over 15 years of professional experience in public accounting and private industry.   Mr. Chaffee is a CPA and, since 2002, has been the Managing Partner at Goff Chaffee Geddes, PLLC (“GCG”), a CFO consulting firm.  As a CFO consultant, Mr. Chaffee has assisted development stage companies make the transition to public companies.  He has also assisted $1B companies meet their SEC reporting and Sarbanes-Oxley requirements.  Prior to joining GCG, Mr. Chaffee held positions as both CFO and COO for middle market aerospace companies.  In 1992, Mr. Chaffee earned a BS in Business and Accounting from the University of Oregon.

Mr. Chaffee is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company.  Mr. Chaffee is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. None of the officers or directors of the Company have provided to the Company any filed reports upon their acquisition or disposition of securities of the Company. With the exception of the aforementioned, to the Company’s knowledge, no officers, directors and persons who beneficially own more than 10% of the Company’s common stock have failed to file the reports required pursuant to Section 16(a).

Code of Ethics

The Company has adopted a Code of Ethics. The Code of Ethics is incorporated by reference as Exhibit 14 to this 10-KSB. The Company hereby undertakes to provide any person without charge, upon request, a copy of the Company’s Code of Ethics. Requests for copies of the Company’s Code of Ethics should be sent to:

SARS Corporation
19119 North Creek Parkway, Suite 201
Bothell, WA 98011
Attn: Clayton Shelver

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total:
Clayton Shelver, CEO Appointed Aug. 2007 (1)	2007	$195,000	$0	$0	$0	$0	$0	$5,840	$205,840
	2006	$173,571	$0	$0	$0	$0	$0	$0	$173,571
	2005	$95,000	$0	$0	$0	$0	$0	$0	$95,000

Robert Lear, COO Appointed Aug. 2007 (2)	2007	$160,000	$0	$0	$0	$0	$0	$2,000	$162,000
	2006	$75,000	$0	$0	$0	$0	$0	$0	$75,000
	2005	$10,000	$0	$0	$0	$0	$0	$0	10,000

Cecil Whitlock Former CFO (3)	2007	$100,000	$0	$0	$0	$0	$0	$0	$100,000
	2006	$17,604	$0	$0	$0	$0	$0	$0	$17,604
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Jeremy Johnson, Former CTO (4)	2007	$145,000	$0	$0	$0	$0	$0	$3,587	$148,587
	2006	$75,833	$0	$0	$0	$0	$0	$0	$75,833
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Earnest Mathis, Former Director and CEO (5)	2007	$0	$0	$0	$0	$0	$0	$18,000	$18,000
	2006	$0	$0	$0	$0	$0	$0	$18,000	$18,000
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Judy Henry Former Interim CFO (6)	2007	$149,000	$0	$0	$0	$0	$0	$981	$149,981
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Alan Chaffee Interim CFO (7)	2007	$150,000	$0	$0	$0	$0	$0	$0	$150,000
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Mr. Shelver was appointed as Chief Executive Officer in August 2007 and as Director in October 2007.  Mr. Shelver is the co-founder of Secure Asset Reporting Services, Inc. (“Secure Asset”) and was appointed as Director and Chief Executive Officer of Veritas Solutions, Inc. (“VSI”) in November 2006.  He has also served as Director and Chief Executive Officer of Secure Asset since its inception.  “All Other Compensation” consists of a laptop, cell phone and related services.  Mr. Shelver is married to Elizabeth Shelver, Director of Communications.

(2)
Mr. Lear was appointed Chief Operating Officer in August 2007.  He was appointed Chief Operating Officer of VSI in November 2006.  He has also served as Vice President of Sales and Marketing of Secure Asset since 2005.  “All Other Compensation” consists of a laptop, cell phone and related services.

(3)	Mr. Whitlock was appointed as Chief Financial Officer in August 2007 and resigned in September 2007.

(4)
Mr. Johnson was appointed as Chief Technology Officer in August 2007.  He served as director and as the Chief Technology Officer of VSI since November 2006.  Mr. Johnson also served as Chief Technology Officer of Secure Asset since early 2006.  “All Other Compensation” consists of a laptop, cell phone and related services.   Mr. Johnson’s employment with the Company ceased in October 2007.

(5)
Mr. Mathis has served as SARS’ Chief Executive Officer, President Secretary and Treasurer and Director from July 14, 2006 until his resignation as Chief Executive Officer, President, Secretary and Treasurer on August 28, 2007 and resignation as a director in October 2007.  During this time, SARS paid Mr. Mathis $1,500 per month for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies and administrative support.

(6)
Ms. Henry served as Interim Chief Financial Officer of SARS from September 2007 until October 2007.  Ms. Henry’s salary represents an average salary for the fiscal year through the date of this Form 10-KSB.  She is currently the Director of Finance.

(7)
Mr. Chaffee was appointed as Interim Chief Financial Officer in November 2007.  Consideration for Mr. Chaffee’s independent contractor agreement with the Company, executed on November 6, 2007, is $12,500 per month and allows for 40 hours of work performed every two weeks.

GRANTS OF PLAN BASED AWARDS.

No grants of plan based awards were granted during the 2007 fiscal year.

DESCRIPTION OF ADDITIONAL MATERIAL FACTORS

On November 6, 2007, the Company executed an independent contractor agreement with Alan Chaffee of Goff, Chaffee, Geddes, PLLC (“GCG”) whereby Mr. Chaffee shall act as the Company’s Interim Chief Financial Officer.  Termination of this agreement shall occur upon the mutual agreement of Mr. Chaffee and the Company.  Pursuant to the terms of this agreement, Mr. Chaffee and other CGC staff members shall commit 40 hours per week to the Company and GCG shall receive $30,000 per month, plus reasonable out of pocket expenses, for services rendered by Mr. Chaffee and CGC staff.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None.

OPTION EXERCISES AND STOCK VESTED TABLE

None.

PENSION BENEFITS TABLE

The Company did not offer a pension plan during fiscal year 2007.

NONQUALIFIED DEFERRED COMPENSATION TABLE

The Company did not offer any non-qualified deferred compensation plans during fiscal year 2007.

DIRECTOR COMPENSATION DISCLOSURE

The Company did not enter into director compensation arrangements during the fiscal year 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 11, 2007:

Title of Class:	Name and Address of Beneficial Holder:	Amount and Nature of Beneficial Ownership:	Percent of Class:
Common, $.01 par value	Clayton Shelver, Director & CEO 19119 North Creek Parkway, Suite 201 Bothell, WA 98011	377,925	1.6%
Common, $.01 par value	David M. Otto, Director & Secretary 601 Union Street, Suite 4500 Seattle, WA 98101	3,621,750 (1)	15%
Common, $.01 par value	Stephen K. Bannon, Director 11601 Wilshire Blvd., Suite 2040 Los Angeles, CA 90025	547,500	2.3%
Common, $.01 par value	Robert Lear, COO 19119 North Creek Parkway, Suite 201 Bothell, WA 98011	93,075	<1%
Common, $.01 par value	Alan Chaffee, Interim CFO 19119 North Creek Parkway, Suite 201 Bothell, WA 98011	0	0%
Common, $.01 par value	Laurence and Artha Shelver 19119 North Creek Parkway, Suite 201 Bothell, WA 98011	1,712,607 (2)	7%
Common, $.01 par value	Capital Group Communications, Inc. 1750 Bridgeway, Suite #A200 Sausalito, CA 94965	1,753,025 (3)	7%
Common, $.01 par value	Constance Lautieri 19119 North Creek Parkway, Suite 201 Bothell, WA 98011	2,284,170 (4)	10%
Common, $.01 par value	Joseph Martin, LLC 601 Union Street, Suite 4500 Seattle, WA 98101	1,743,024	7%
Common, $.01 par value	James A. Schroeder 7245 SE Overa Road Port Orchard, WA 98366	1,310,350	6%
Total Held by Officers and Directors:		4,340,250
Total Held by Officers, Directors and Certain Beneficial Owners:		13,443,426

(1)
Of the shares of Common Stock held by Mr. Otto, 730,000 shares are held by Otto Capital Holdings, Inc., of which Mr. Otto is the President; 492,750 shares are held by Crimson Capital, LLC, of which Mr. Otto is a member; 912,500 are held by Saratoga Capital Partners I, Inc., of which Mr. Otto is a manager; and 36,500 shares are held by Cambridge Partners, LLC, of which Mr. Otto is a member.  Crimson Capital, LLC also owns a common stock purchase warrant to acquire up to 100,000 shares at $1.00/share with an expiration date of September 30, 2011.  Cambridge Partners, LLC owns a common stock purchase warrant to acquire up to 100,000 shares at $1.00/shares with an expiration date of September 30, 2011.  Saratoga Capital Partners I, Inc. owns a common stock purchase warrant to acquire up to 1,250,000 shares at $1.00/share with an expiration date of September 30, 2011.  Mr. Otto is also a member of Joseph Martin, LLC.

(2)
Laurence G. Shelver is the father of Clayton Shelver, our Chief Executive Officer.  Additionally, Mr. Shelver is also the holder of the 1 share of Series A Preferred and receives monthly dividend payments of $6,333.  The principal amount of the Series A is $949,909 interest is 8% per annum; the conversion price is $1/share and will automatically convert into common stock upon expiration in August 2009.

(3)	Capital Group Communications, Inc. provides public relations services to us.

(4)
This amount includes a common stock purchase warrant to acquire up to 585,460 shares of common stock at $1.00/share with an expiration date of January 1, 2010.  This amount also includes a common stock purchase warrant to acquire up to 363,540 shares of common stock at $1.00/share with an expiration date of October 31, 2011.

(5)
As of December 11, 2007, there were 21,521,708 shares of common stock issued and outstanding.  The total amount of shares that could be issued to certain beneficial owners and management within the next 60 days is 2,399,000 shares.  Based on these amounts, the percentage ownership is based on a fully diluted amount of 23,920,708 shares.

There are no securities authorized for issuance under equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

On July 14, 2006 (the "Closing Date"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") with the Registrant, Mathis Family Partners Ltd. (Earnest Mathis is a partner), Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust purchased 1,132,024, 566,012 and 566,012 shares, respectively, of the common stock of the Registrant for an aggregate of $400,000 cash. The source of the funds paid was personal funds of the investors. In accordance with the Stock Purchase Agreement, all officers and directors resigned their positions with the Registrant effective as of the Closing Date and appointed Earnest Mathis as the Registrant's sole director.

As a result of the purchase of the shares of the Registrant's common stock, Mathis Family Partners Ltd., Bleu Ridge Profit Sharing Plan & Trust and La Mirage Trust owned approximately 37.73%, 18.87% and 18.87%, respectively, of the issued and outstanding shares of common stock of the Registrant.

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

On September 25, 2006, Lazzeri Family Trust purchased 18.87% or 566,012 shares of Mycom common stock from Mathis Family Partners Ltd. As a result of the stock sale, Earnest Mathis, the Registrant's sole officer and director and the General Partner of the Mathis Family Partners Ltd. indirectly owned 18.87% of the issued and outstanding shares of common stock of the Registrant.

Laurence Shelver, father of Clayton Shelver, is the owner of the one share of series A preferred stock.  Mr. Shelver receives a monthly dividend payment of $6,332.73.  The principal amount of the series A preferred is $949,908.83 and interest is 8% per annum.  The conversion price is $1/share and it will automatically convert into common stock in August 2009 if not converted earlier.  The series A was granted on May 16, 2006 as consideration for the agreement and plan of merger by and between Veritas Solutions, Inc. and Secure Asset Reporting Services, Inc. in May 2006.  The Company also paid Mr. Shelver a total of $32,500 for the rental of testing and storage space during the nine months ended June 30, 2007.

The Company rented office space from Cirrus Ventures, LLC, a company owned by Monty and Debbie Abbott, founders of Veritas Solutions, Inc. (“VSI”).  The term of the lease is one-year and it expired on November 30, 2007.  The annual rent was $36,000 ($3,000/month).  Additionally, the Company paid $7,415 for tenant improvements made to the office during the nine months ended June 30, 2007.

In July 2005, Veritas Solutions, Inc. (“VSI”) entered into an engagement agreement with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s current directors, whereby VSI paid a retainer fee of $150,000.  The agreement does not have a stated term.  The Company has assumed this engagement agreement.  Since September 30, 2006, the Company has paid $1,376,364 for legal fee services.  As of the date of this report, accounts payable to OLG for legal services was approximately $73,000.

Elizabeth Shelver, wife of Clayton Shelver, currently serves as the Director of Customer Service for the Company.  Mrs. Shelver’s estimated annual salary for 2007 is $102,000.

Director Independence

Our securities trade on the Over-the-Counter Bulletin Board System and our Board of Directors is not subject to any independence requirements.

ITEM 13. EXHIBITS

See the Exhibit Index immediately following the signature page below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Peterson Sullivan, PLLC served as our independent certified public accountants for the fiscal year 2007.  Schumacher & Associates, Inc. served as our independent certified public accountants for the fiscal year 2006.

During the fiscal year ended September 30, 2007, fees in connection with services rendered by Peterson Sullivan, PLLC are set forth on the table below.  During the fiscal year ended December 31, 2006, fees in connection with services rendered by Schumacher & Associates, Inc. are as set forth below.

Fee Category	Fiscal Year 2007	Fiscal Year 2006
Audit Fees	$111,900	$31,000
Audit-Related Fees	$35,600	$0
Tax Fees	$4,000	$0
All Other Fees	$0	$0
Total:	$151,500	$31,000

Audit fees consisted of fees for the audit of the Company's annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Company documents filed with the SEC.

Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

We made no other payments to Peterson Sullivan, PLLC. during 2007 which constituted other fees.

Policy for Pre-Approval of Audit and Non-Audit Services

The Board of Directors, acting as the Audit Committee for the Company, policy is to pre-approve all audit, audit-related and non-audit services to be provided by the independent auditors and adopt and implement policies for such pre-approval. Independent auditors shall not be engaged to perform specific non-audit services proscribed by law or regulation. The Committee may delegate pre-approval authority to a member of the Committee. The decisions of any Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

All engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Committee in accordance with the pre-approval policy. The policy has not been waived in any instance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on January 14, 2008.

Registrant

SARS CORPORATION

/s/ Clayton Shelver
By: Clayton Shelver
Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on January 14, 2008.

/s/ David M. Otto
David M. Otto
Director and Secretary

/s/ Stephen K. Bannon
Stephen K. Bannon
Director

/s/ Alan Chaffee
Alan Chaffee
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1(i)	Articles of Incorporation.	Incorporated by reference to Exhibit 3.0 filed with Form 10-SB12G filed by the Company on 2/24/99.
	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed by the Company on 8/13/07.
3.2(i)	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 2.01 to the 10-KSB filed by the Company on 3/30/07.
3.3(i)	Articles of Incorporation, as amended.	Attached.
3.4(ii)	Bylaws.	Incorporated by reference to Exhibit 2.02 to the 10-KSB filed by the Company on 3/30/07.
4.1	Series A Preferred Certificate of Designation, Second Amended	Attached.
10.1	Agreement and Plan of Merger with Veritas Solutions, Inc.	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on 8/31/07.
10.2	Andronics Asset Purchase Agreement	Incorporated by referenced to Exhibit 10.1 to the 8-K filed by the Company on 12/21/07.
10.3	First Amendment to Asset Purchase Agreement	Incorporated by referenced to Exhibit 10.2 to the 8-K filed by the Company on 12/21/07.
14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the 10-KSB filed by the Company on 3/30/07.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Attached.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.	Attached.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.	Attached.
99.1	Revolving Credit Agreement.	Incorporated by reference to Exhibit 99.1 to the 8-K filed by the Company on 4/5/07.
99.2	Revolving Loan Note	Incorporated by reference to Exhibit 99.2 to the 8-K filed by the Company on 4/5/07.

Mycom Group, Inc. and subsidiary
(prior to merger with Veritas Solutions, Inc.)

Index to
Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F1
Notes to Consolidated Financial Statements	F2
Consolidated Statements of Operations	F3
Consolidated Statement of Stockholders’ Equity	F4
Consolidated Statements of Cash Flows	F5
Notes to Consolidated Financial Statements	F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mycom Group, Inc.
Bothell, Washington

We have audited the accompanying consolidated balance sheet of Mycom Group, Inc. (renamed SARS Corporation on September 14, 2007) ("the Company") as of August 28, 2007, and the related statements of operations, stockholders' equity, and cash flows for the period from January 1, 2007, to August 28, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mycom Group, Inc. as of August 28, 2007, and the results of its operations and its cash flows for the period from January 1, 2007 to August 28, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, the financial statements referred to above represent those of the Company prior to its acquisition and recapitalization on August 28, 2007.

/s/ PETERSON SULLIVAN PLLC

January 9, 2008
Seattle, Washington

F1

Mycom Group and its subsidiary
Consolidated Balance Sheet
August 28, 2007
(in thousands, except share data)

Total assets	$ -

Total liabilities	$ -
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares	-
authorized, none issued and outstanding
Common stock and additional paid-in capital, $0.01 par value,
90,000,000 shares authorized, 1,500,095 shares issued and outstanding	3,725
Accumulated deficit	(3,725)
Total stockholders' equity	-

Total liabilities and stockholders' equity	$ -

See accompanying notes to consolidated financial statements.

F2

 Mycom Group, Inc. and its subsidiary
Consolidated Statement of Operations
(in thousands, except share and per share data)

January 1,2007 through
August 28, 2007

Revenue	$ -
Operating expenses
General and administrative	45
Total operating expenses	45

Operating loss from continuing operations	(45)
Other expense (income)
Loan fee to related party	(80)
Total other (income) expense	(80)

Loss from operations before income taxes	(125)
Income taxes	-

Net loss	$ (125)

Net loss per share, basic and diluted	$ (0.11)

Weighted average shares used in computing
computing net loss per share, basic and diluted	1,158,845
See accompanying notes to consolidated financial statements.

F3

Mycom Group, Inc. and its subsidiary
Consolidated Statement of Stockholders’ Equity
 (in thousands, except share data)

	Common Stock and additional paid-in capital
			Accumulated
	Shares	Amount	Deficit	Total

Balance at January 1, 2007 (after reverse splits)	600,095	$ 3,605	$ (3,600)	$ 5
Issuance of shares as loan fee	900,000	80		80
Increase in additional paid in capital resulting from elimination of obligation to repay notes payable as a condition of completing the aquisition of VSI		40		40
Net loss for the year-to-date period ended August 28, 2007			(125)	(125)

Balance at August 28, 2007	1,500,095	$ 3,725	$ (3,725)	$ -

See accompanying notes to consolidated financial statements.

F4

Mycom Group, Inc. and its subsidiary
Consolidated Statement of Cash Flows
(in thousands)

January 1,2007 through
August 28, 2007
Cash flows from operating activities:
Net loss	$ (125)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loan fees paid in common stock to related parties	80
Changes in operating assets and liabilities:
Accounts payable	(3)
Net cash used by operating activities	(48)
Cash flows from investing activities:
Net cash used by investing activities	-
Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	40
Net cash provided by financing activities	40
Net increase in cash and cash equivalents	(8)
Cash and cash equivalents, beginning of period	8

Cash and cash equivalents, end of period	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -
Cash paid for income taxes	$ -

Non-cash investing and financing activities
Notes payable to related parties eliminated upon merger	$ 40

See accompanying notes to consolidated financial statements.

F5

Mycom Group, Inc. and its subsidiary
Notes to Consolidated Financial Statements
August 28, 2007

Note 1. Description of Business

Mycom Group, Inc. (“Mycom”) is a Nevada corporation.  Since July 2006, Mycom and its inactive wholly owned subsidiary have had no operations.  Immediately prior to the acquisition described below, Mycom was a public shell company.

On August 28, 2007, Mycom exchanged, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Veritas Solutions, Inc. (“VSI”), an aggregate of 24,965,945 shares of its common stock for all of the issued and outstanding and issuable equity and voting interests of VSI on a one-for-one basis (the “acquisition” or ”merger”).  Outstanding VSI conversion rights and warrants became conversion rights and warrants also on a one-for-one basis.  At the merger date, Mycom had no assets or liabilities and its net stockholders’ equity was zero. In September 2007, Mycom’s name was changed to SARS Corporation (“SARS”).

From an accounting perspective, the acquisition is considered a recapitalization, as a result of Mycom not having operations immediately prior to the merger, and following the merger becoming an operating company. After the merger, former Mycom stockholders own approximately 7% of the common stock of the merged company. The board of directors and executive officers of the merged companies are comprised of previous VSI directors and executive officers. In these circumstances, the merger transaction is accounted for as a capital transaction rather than as a business combination, in that the transaction is equivalent to the issuance of stock by VSI for the stock of Mycom, accompanied by a recapitalization. Subsequent to the acquisition, the financial statements of SARS Corporation (formerly Mycom) will include the results of operations of the merged entity after the acquisition and the historical financial statements of VSI for periods prior to August 28, 2007.

The accompanying consolidated balance sheet is for Mycom immediately prior to its acquisition of VSI.The accompanying statements of operations, stockholders’ equity, and cash flows present the consolidated results of Mycom for the period January 1, 2007 up to the acquisition date.  These accompanying 2007 consolidated financial statements are considered the final financial reporting of Mycom prior to its acquisition of VSI.  Mycom’s 2006 and 2005 audited annual consolidated financial statements are included in its December 31, 2006 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission and readers of these financial statements are encouraged to refer to those prior year statements for a more full understanding of Mycom’s activities prior to its acquisition of VSI.  The financial statements of Mycom, under the name SARS Corporation, for periods after the acquisition of VSI are presented in the September 30, 2007 Annual Report on Form 10-KSB of SARS Corporation

Note 2.  Summary of Significant Accounting Policies

As of the balance sheet date, the Company had no assets, liabilities, or operations.  A summary of significant accounting policies applicable to the Company as of that date and for the fiscal year-to-date period then ended are set forth below.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

Principles of Consolidation - The consolidated financial statements include the accounts of Mycom and its inactive wholly-owned subsidiary.  Intercompany balances and transactions have been eliminated.

F6

Cash and Cash Equivalents -   Cash and cash equivalents consist of cash and short-term investments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

Financial Instruments -   Immediately prior to the acquisition, Mycom had no financial instruments.

 Loss per share -   All per share and share information presented has been presented to give effect to the 1 for 30 reverse stock split in February 2007 and the 1 for 5 reverse stock split in May 2007.  Basic loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share, which would include the effect of the conversion or exercise of rights to purchase common stock, is not separately computed because Mycom did not have any such outstanding securities.

Income Taxes - The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates.  A valuation allowance is established if management is unable to determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation - Mycom accounts for stock issued to other than employees in accordance with the Financial Accounting Standards Board’s Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”), which results in recording amounts based on estimated fair values of securities issued as of the measurement date.

Recent Accounting Pronouncements– Recent accounting pronouncements will have no effect on these financial statements due to these statements being the final financial statement presentation prior to the acquisition of VSI.

Note 3. Stockholders’ Equity

Effective February 20, 2007, Mycom’s Board of Directors approved a reverse split of its common stock on the basis of one share for each 30 shares issued and outstanding with any fractional shares to be rounded up to a whole share.  On May 29, 2007, Mycom shareholders,  at a special meeting, approved a one for five reverse stock split of Mycom common stock, with no change in the number of authorized shares of common stock and with any fractional shares rounded up to a whole share.  All historical amounts have been retroactively restated to reflect these stock splits.

In April 2007, Mycom issued 900,000 shares of its common stock to a group of four investors owning a majority of Mycom’s common stock (the “majority shareholders”) as a loan fee in connection with the group providing a revolving credit agreement.   The value recorded as loan fees expense of $80,000 was determined in accordance with EITF 96-18.  The agreement provided for borrowings up to $250,000 evidenced by unsecured revolving loan notes accruing interest at 7% per annum and all principal and accrued interest payable in full on demand of the lender.  Mycom borrowed $40,000 pursuant to this revolving credit agreement.  As a condition of the August 28, 2007 merger, the Company's obligation to repay the outstanding notes payable was eliminated, which has been recorded as an increase in additional paid-in capital, and the revolving credit agreement was terminated.

The issuance of Mycom common stock to VSI stockholders is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. As such, the Mycom common stock received by VSI stockholders pursuant to the merger may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

Options and Warrants– At August 28, 2007, Mycom did not have a stock option plan and has no outstanding options or warrants to purchase its common stock.

Note 4.  Income Taxes

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  Mycom’s deferred tax assets consist of the benefit from net operating loss carryforwards and approximated $950,000 at August 28, 2007.  The Company’s deferred tax assets are fully offset by a valuation allowance as a result of management not being able to determine that it is more likely than not that deferred tax assets will be realized.  The Company’s effective tax rate of 0% differs from the expected statutory rate due to the valuation allowance recorded.

At August 28, 2007, Mycom had available approximately $2.8 million of net operating loss carryforwards available to offset future federal income taxes, which expire 2024 through 2027. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of these carryforwards is dependent on future taxable income and there are significant Internal Revenue Code Section 382 limitations on annual amounts that can be utilized due to a change in ownership control.  At August 28, 2007, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The valuation allowance increased by approximately $25,000 during the year-to-date period ended August 28, 2007.

SARS Corporation and subsidiaries
(formerly Mycom Group, Inc., prior to the acquisition of Veritas Solutions, Inc. and its wholly-owned subsidiary, Secure Asset Reporting Services, Inc., and subsequently renamed)

Index to
Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F7
Notes to Consolidated Financial Statements	F8
Consolidated Statements of Operations	F9
Consolidated Statement of Stockholders’ Equity	F10
Consolidated Statements of Cash Flows	F11
Notes to Consolidated Financial Statements	F12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SARS Corporation
Bothell, Washington

We have audited the accompanying consolidated balance sheets of SARS Corporation ("the Company") as of September 30, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2007, and for the nine months ended September 30, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SARS Corporation as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended September 30, 2007, and for the nine months ended September 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and has an accumulated deficit of approximately $20.7 million at September 30, 2007.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN PLLC

January 9, 2008
Seattle, Washington

F7

SARS Corporation and its subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 31	$ 66
Receivable for cash in escrow for common stock sold	890	-
Accounts receivable, net	89	54
Inventory	142	139
Prepaid expenses and other current assets	54	14
Total current assets	1,206	273
Property, equipment and software, net	4,179	4,935
Goodwill	568	568
Advances to and receivables from Andronics (see Note 10)	854	-
Other assets	35	50
Total Assets	$ 6,842	$ 5,826

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued expenses	$ 467	$ 201
Accounts payable - related party	73	449
Accrued liabilities	93	73
Notes payable current portion	40	100
Deferred revenue	12	12
Total current liabilities	685	835
Long-Term Liabilities
Notes payable, net of current portion	83	-
Redeemable Convertible Preferred Stock -
Series A - no par value, 1 share authorized, issued and
outstanding in 2006; liquidation value of $950	-	950
Series B - no par value, 75,000,000 shares authorized,
140,000 shares issued and outstanding in 2006	-	140
Total liabilities	768	1,925

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $0.001 par value; 50,000,000 shares authorized;
Series A Convertible Preferred Stock - 1 share issued and
outstanding in 2007; liquidation value of $950	950	-
Common Stock and additional paid-in capital - $0.001 par value (no par in 2006), 500,000,000 shares authorized (250,000,000 in 2006),
30,317,385 shares issued and issuable in 2007 and 18,454,155
shares issued and outstanding in 2006	25,832	18,324
Common Stock subscriptions receivable	-	(50)
Accumulated deficit	(20,708)	(14,373)
Total Stockholders' Equity	6,074	3,901

Total Liabilities and Stockholders' Equity	$ 6,842	$ 5,826

	See accompanying notes to consolidated financial statements.

F8

SARS Corporation and its subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended September 30, 2007	Nine Months Ended September 30, 2006

Revenues	$ 1,049	$ 196
Cost of revenues	867	121
Gross profit	182	75
Operating Expenses
Sales and marketing expense	1,236	635
General and administrative expense	4,387	1,391
Capital formation, merger, and acquisition expense	195	7,799
Total operating expenses	5,815	9,825
Loss from operations	(5,633)	(9,750)
Other Income (Expense)
Interest expense	(711)	(40)
Interest and other income	9	-
Total other income (expense)	(702)	(40)

Loss before income taxes	(6,335)	(9,790)
Income taxes	-	-

Net Loss	(6,335)	(9,790)

Preferred stock dividends	(9)	-

Net loss attributable to holders of common stock	$ (6,344)	$ (9,790)

Basic and diluted net loss attributable to holders
of common stock per common share	$ (0.28)	$ (0.94)
Weighted average basic and diluted shares outstanding	22,315,825	10,379,978

	See accompanying notes to consolidated financial statements.

F9

SARS Corporation and its subsidiaries
Consolidated Statement of Stockholders’ Equity
 (in thousands, except share data)

	Series A Preferred Stock		Common Stock and additional paid-in capital		Stock Subscriptions		Accumulated
	Shares	Amount	Shares	Amount	Receivable	Deposits	Deficit	Total

Balance at January 1, 2006	-	$ -	4,857,680	$ 3,636	$ (5)	$ 35	$ (4,583)	$ (917)
Issuance of shares for cash			1,383,533	1,895				1,895
Issuance of shares for services provided and expensed
in 2004 for which share-based payments were accrued			4,088,000	672				672
Issuance of shares and warrants for capital stock of SARS			2,581,010	3,962				3,962
Issuance of shares for capital stock of Sentinela			262,800	360				360
Issuance of shares and warrants for capital formation services			5,281,132	7,799				7,799
Funds received and receivable for common stock subscriptions					(45)	(35)		(80)
Net loss for the nine months ended September 30, 2006							(9,790)	(9,790)
Balance at September 30, 2006	-	-	18,454,155	18,324	(50)	-	(14,373)	3,901
Issuance of shares and warrants for cash			1,551,250	2,126				2,126
Issuance of warrants with bridge debt borrowings				582				582
Increase in additional paid-in capital for change in:
Conversion price of Convertible Preferred Stock				19				19
Exercise price of warrants to purchase common stock				52				52
Issuance of warrants to purchase common stock for services				157				157
Funds received for common stock subscriptions					50			50
Shares and warrants issuable for cash received			4,840,000	4,840				4,840
Shares issuable for cash received			2,096,250	2,096				2,096
Stock issue costs paid in cash				(2,053)				(2,053)
Shares issuable for services provided and recorded as stock issue costs			1,756,302	-				-
Reclassification of Series A Preferred Stock from liabilities to stockholders'	1	950						950
equity as a result of termination of mandatory redemption feature
Cash paid as stock issue costs in connection with reverse merger				(450)				(450)
Mycom shares outstanding at reverse merger date			1,470,095					-
Issuance of common stock upon conversion of Series B Preferred Stock			149,333	148				148
Preferred stock dividends for the period subsequent to reclassification				(9)				(9)
Net loss for the year ended September 30, 2007							(6,335)	(6,335)

Balance at September 30, 2007	1	$ 950	30,317,385	$ 25,832	$ -	$ -	$ (20,708)	$ 6,074

See accompanying notes to consolidated financial statements.

F10

SARS Corporation and its subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash Flows From Operating Activities
Net loss	$ (6,335)	$ (9,790)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	1,231	447
Share-based compensation included in operating expenses	206	7,799
Non-cash interest expense	604	-
Changes in operating assets and liabilities
Accounts receivable	(35)	(1)
Inventories	(3)	(38)
Prepaid expenses and other current assets	(40)	(1)
Receivables from Andronics	(660)	-
Accounts payable	(110)	3
Accrued liabilities	20	57
Other	6	12
Net cash used in operating activities	(5,116)	(1,512)
Cash Flows From Investing Activities
Advances to SARS, net of $2 cash acquired upon acquisition	-	(210)
Advances to Andronics Ltd.	(194)	-
Purchases of property, equipment, and software	(408)	(64)
Net cash used in investing activities	(602)	(274)
Cash Flows From Financing Activities
Borrowings on notes payable	1,022
Payments on notes payable	(999)	(21)
Proceeds from sale of common stock and warrants, net of cash fees	8,172	1,815
Stock issue costs	(2,503)
Preferred stock dividends	(9)	-
Net cash provided by financing activities	5,683	1,794
Net increase (decrease) in cash and cash equivalents	(35)	8
Cash and cash equivalents, beginning of period	66	58

Cash and cash equivalents, end of period	$ 31	$ 66

Supplemental disclosure of cash flow information
Cash paid for interest	$ 106	$ 9

Cash paid for income taxes	$ -	$ -
Non-Cash Investing and Financing Activities
Preferred stock, common stock and warrants
issued in connection with acquision of SARS	$ -	$ 4,912

Preferred stock, common stock and notes payable
issued in connection with acquision of Sentinela	$ -	$ 600

Common stock issued for stock-based compensation payable	$ -	$ 672

See accompanying notes to consolidated financial statements.

F11

SARS Corporation and its subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007 and 2006

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Organization and business –SARS Corporation, a Nevada corporation, (formerly Mycom Group, Inc. prior to the August 2007 acquisition of Veritas Solutions, Inc. (“VSI”) and its wholly-owned subsidiary, Secure Asset Reporting Services, Inc. (“Old SARS”), and subsequently renamed), and together with its subsidiary (the “Company”) is headquartered near Seattle, Washington U.S.A., and provides remote asset management and telematics solutions that deliver business intelligence about fixed and mobile assets anywhere in the world, which includes providing global tracking services of high-value, mobile assets, including vessels, cargo containers, trucks, and aircraft, and the monitoring of high-value fixed assets, including fuel tanks, bridges, and pipelines. As described in Note 10, in December 2007, the Company closed its asset purchase agreement of Andronics Ltd., a company located in Northern Ireland that provides global two-way data solutions for monitoring and controlling remote assets.

Acquisition by public shell company in August 2007 - On August 28, 2007, Mycom Group, Inc. (“Mycom”), through its wholly-owned subsidiary, Mycom Acquisition Corporation, a Nevada corporation (“MergerCo”), agreed to exchange, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”)  with VSI, an aggregate of 24,965,945 shares of its common stock for all of the issued and outstanding and issuable equity and voting interests of VSI on a one-for-one basis.  Outstanding VSI conversion rights and warrants became conversion rights and warrants also on a one-for-one basis.  In connection with the Merger Agreement, VSI merged with and into MergerCo with MergerCo as the surviving corporation.  In September 2007, Mycom’s name was changed to “SARS Corporation” and the MergerCo name was changed to “Secure Asset Reporting Services, Inc.”.

From an accounting perspective, the acquisition is considered a recapitalization accompanied by the issuance of stock by VSI for the stock of Mycom, as a result of Mycom not having operations immediately prior to the merger, and following the merger becoming an operating company. After the merger and private placement, as of September 30, 2007, former Mycom stockholders own approximately 7% of the common stock of the merged company, and former VSI stockholders and convertible preferred stock holders own approximately 93% of the merged company. The board of directors and executive officers are comprised of previous VSI directors and executive officers. In these circumstances, the merger transaction is accounted for as a capital transaction rather than as a business combination, in that the transaction is equivalent to the issuance of stock by VSI for the assets and liabilities of Mycom, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded. The assets and liabilities of VSI are presented in the consolidated balance sheets at book value.  The historical operations presented in the Company’s Consolidated Statements of Operations are those of VSI.  At the merger date, Mycom had no assets or liabilities and its stockholders’ equity was zero, with its accumulated deficit offsetting its capital stock and additional paid in capital, it had no revenues and its net loss for the year-to-date period ended on the merger date was approximately $125,000, which such loss is not included in the Company’s accompanying consolidated statements of operations.

F12

Basis of presentation and liquidity - Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007 the Company raised approximately $7.0 million of net proceeds pursuant to sales of equity securities (approximately 8.5 million shares of common stock and warrants to purchase approximately 4.6 million shares of common stock) in connection with its private placement  offerings. Subsequent to September 30, 2007, the Company received additional net proceeds of approximately $5.6 million through sales of approximately 6.4 million shares of its common stock and closed its private placement offering. Company management intends to continue to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital.  If the Company does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements. There can be no assurance that additional financing will be available on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses since inception, including approximately $6.3 million during the year ended September 30, 2007, and $9.8 million during the nine months ended September 30, 2006, and has an accumulated deficit at September 30, 2007 of $20.7 million, and has relied on proceeds from sales of its common stock and warrants to purchase common stock, as supplemented by bridge loan borrowings, to fund operations and business development and growth. Further, it is expected that the Company will continue to experience net losses throughout most, if not all of the next fiscal year.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property, equipment and software, recoverability of receivables, valuation and recoverability of inventories, recoverability of long-lived assets, valuation of intangible assets and allocation of purchase price, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

Fiscal year - Subsequent to the August 2007 acquisition, Mycom changed its fiscal year to end September 30, effective September 30, 2007.  In 2006, VSI changed its fiscal reporting year from December 31 to September 30.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents -   Cash and cash equivalents consist of cash and short-term investments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition.  On occasion, the Company maintains cash balances in excess of federal insurance limits.

Receivable for cash in escrow for securities sold – In connection with the sale of its securities, cash is received into escrow for the sale of common stock, a portion of which had not been transferred to the Company as of the reporting period date, and which has subsequently been received by the Company.

Concentration of Credit Risk – The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the year ended September 30, 2007, and the nine months ended September 30, 2006, the Company had revenues of over 10% of total revenue from individual customers as follows (“*” means < 10%):

                                       2007                        2006
Customer A                 56%                              *
Customer B                  11%                              *
Customer C                  10%                            38%
Customer D                    *                               33%

Customer A is Andronics, which the Company acquired in December 2007, as disclosed in Note 10.

Geographic Information– During the year ended September 30, 2007, revenues from other than domestic customers were to Andronics, a Northern Ireland company, which approximated 56% of total revenues.  At September 30, 2007, approximately 12% of the Company’s total assets represented advances to and receivables from Andronics.

Allowance for Doubtful Accounts -   The Company provides for an allowance for doubtful accounts based on an evaluation of customer account balances past due ninety days or more from the date of invoicing.  In determining whether to record an allowance for a specific customer, the Company considers a number of factors, including prior payment history and financial information for the customer, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently collected on such accounts are credited to the allowance for doubtful accounts.  As of September 30, 2007 and 2006, the allowance for doubtful accounts was approximately $17,000 and $14,000, respectively.

 Inventory - Inventory consists of tracking equipment held for resale and is valued at the lower of cost (first-in, first-out basis) or market.  The Company regularly evaluates the technological usefulness and anticipated future demand for various inventory components and the expected use of the inventory.  When it is determined that these components do not function as intended, or quantities on hand are in excess of estimated requirements, the costs associated with these components are charged to expense.

Financial Instruments -   The Company’s financial instruments consist of cash and cash equivalents, accounts and other receivables, accounts payable, accrued expenses and notes payable.  The fair value of financial instruments approximates the recorded value based on the short-term nature and market interest rates of these financial instruments.

Property, Equipment and Software – Property, equipment and software are stated at cost less accumulated depreciation and amortization.  Maintenance and repairs are expensed as incurred.  Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years for furniture, equipment and computer equipment.  The costs of acquired software are generally amortized over five years.

Goodwill and Customer List -  Goodwill consists of the excess of purchase price over fair value of  assets acquired related to the purchase of certain assets of Sentinela, LLC (“Sentinela”) in September 2006. Goodwill is not amortized, but is subject to periodic review for impairment in value.  The customer list was purchased in 2005. The customer list, which was included in other assets, was not being amortized due to having an indeterminable life; however it was written off in 2007 due to its value being impaired.

Impairment of Long-Lived Assets - The Company’s long-lived assets, including property, equipment and software, goodwill and customer list, are reviewed for carrying value impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of its goodwill and other intangible assets in accordance with SFAS 142. Due to the migration of VSI customers to Secure Asset Reporting Services, Inc. post-merger, the remaining Customer list was deemed to have no future value and impairment of $50,000 was recognized June 30, 2007 and included in depreciation and amortization expense.

 Loss per share -  Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted loss per share, which would include the effect of the conversion of unexercised warrants to purchase Common Stock, and convertible Preferred Stock, is not separately computed because inclusion of such is antidilutive. In these cases, basic and diluted loss per share is the same.  Common stock equivalent shares excluded from loss per share computations because the effect would be antidilutive include 8,937,101 and 2,013,488 shares for warrants at September 30, 2007 and 2006, respectively, and 949,909 and 1,089,909 shares for convertible preferred stock at September 30, 2007 and 2006, respectively.   All per share and share information presented has been presented to give effect to the 0.365 to 1.0 reverse stock split in January 2007.

Revenue Recognition -  The Company’s revenues are comprised of monthly recurring software usage fees for access to Intellitrax including long-range identification tracking display, automatic identification system display, alarm notifications and alarm monitoring, airtime and data delivery fees for airtime purchased from service providers, sales from resale of equipment, and fees for operations management, equipment installations and custom programming.

The Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, title and risk of loss for products has passed to the customer, the sale price is fixed and determinable, no significant unfulfilled Company obligations exist, and collectibility is reasonable assured.   Revenue from hardware sales is generally recognized when products are shipped and/or the revenue is fully earned and ownership had passed to the customer. Revenue from tracking services are recorded in the month the service is provided. Revenue from custom programming services, which are all short-term, is recognized using the completed-contract method. For multiple-element arrangements, the Company applies Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” that meet the following criteria: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of undelivered items; and delivery of any undelivered item is probable. Subscription and service fees are recognized as revenue over the respective subscription periods or when services are provided. Revenue from services is generally determined based on time and materials.   Deferred revenue is recorded on prepaid subscriptions and on advance billings or cash received for contracts that have undelivered elements, and was approximately $12,000 as of September 30, 2007 and 2006.

Advertising Expense. -  Advertising costs are expensed as incurred. Advertising expense, included in sales and marketing expense, was approximately $24,000 for the year ended September 30, 2007, and $4,000 for the nine months ended September 30, 2006.

Research and Development Costs - All expenditures for research and development costs are expensed as incurred.  These expenses consist of costs incurred for proprietary research and include related salaries and benefits, contract and other outside service fees, and facilities and overhead costs.  Research and development expense, included in general and administrative expense, was approximately $55,000 for the year ended September 30, 2007, and $20,000 for the nine months ended September 30, 2006.

Capital Formation, Merger, and Acquisition Expense - Capital formation, merger, and acquisition expense consists of salaries and travel of senior management in reviewing acquisition targets and payments, primarily in the form of common stock shares and common stock purchase warrants, to lawyers, advisors, and investment funds in connection with raising capital for the Company.

Income Taxes - The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefits to be derived from net operating loss carryforwards measured using current tax rates.  A valuation allowance is established if management is unable to determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation - The Company has granted warrants to purchase shares of the Company’s Common stock to various parties for services and in connection with fund raising activities. The fair values of the warrants issued have been estimated using the Black-Scholes option valuation model in accordance with the Financial Accounting Standards Board’s Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”).

Reclassifications – Certain amounts in 2006 financial statements have been reclassified to conform to 2007 presentations.

Recent Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”   (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The accounting provisions of FIN No. 48 became effective for the Company beginning January 1, 2007.  The effect of adoption did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity Based on Company management's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The evaluation was performed for the tax years ended December 31, 2000 and thereafter, the tax years which remain subject to examination by federal tax jurisdictions since the Company has net operating loss carryforwards for the tax year ended December 31, 2000.  The Company does not have significant state income tax jurisdictional presence or tax attributes.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. In accordance with FSP EITF 00-19-2, registration payment arrangements are accounted for as an instrument separate and apart from the related securities and will be accounted for in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” accruing a liability if payment is probable and the amount can be reasonably estimated. Unless the Company enters into agreements providing for payments relating to registration arrangements, this pronouncement will have no effect on the Company’s consolidated results of operation, financial position or liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. It is expected that adoption of SFAS 157 will not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  It is expected that adoption of SFAS 159 will not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. It is expected that adoption of EITF 07-3 will not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In. December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company's fiscal year ending September 30, 2008, the Company will become subject to the requirement to include in its annual report management's assessment of internal controls over financial reporting. This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Under current regulations, the Company's independent registered public accountants will be required to attest to the Company's assessment of internal controls for its fiscal year ending September 30, 2009.

Note 2. Property, Equipment and Software

Property, equipment and software consist of the following at September 30 (in thousands):

	2007	2006
Furniture and equipment	$368	$170
Software	5,439	5,214
Subtotal	5,807	5,384
Accumulated depreciation and amortization	(1,628)	(449)
Property, equipment and software, net	$4,179	$4,935

Computer equipment and software having a net book value of approximately $114,000 at September 30, 2007, are pledged as collateral for notes payable borrowings.

Note 3.  Purchases of Assets and Acquisitions

In May 2006, VSI acquired all of the capital stock of Old SARS for approximately $4.9 million in order to obtain certain key software developed and owned by Old SARS that the Company intends to market.  The Company’s Chief Executive Officer, who assumed that role as of the acquisition date, and his parents were the majority owners of Old SARS (together the “majority shareholders”), and they had no interest in VSI prior to the acquisition.  The purchase price was paid by issuing 2,581,010 shares of VSI common stock valued at $3.5 million, issuing one share of VSI Series A redeemable convertible preferred stock valued at approximately $950,000 and issuing warrants to purchase 343,978 shares of VSI common stock valued at $426,000.  Of this, the majority shareholders received 1,999,282 shares of the common stock valued at approximately $2.7 million, and the one share of the Series A preferred stock share valued at $950,000.  VSI advanced operating funds to Old SARS prior to acquiring it, which such advances receivables totaling $240,000 were cancelled upon the acquisition.  This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”).  The transaction was structured in such a manner as commonly referred to as “non-taxable”, which, among other things, results in a carryover tax basis of assets acquired and other tax attributes of the acquired entity. The total purchase price of approximately $5.2 million was allocated to assets acquired and liabilities assumed based on relative estimated fair values, which resulted in the majority being allocated to software, and which is summarized as follows (in thousands):

Current assets	$154
Property, equipment and software	5,259
Liabilities assumed	(261)
Total	$5,152

On September 30, 2006, VSI purchased certain assets from Sentinela for $600,000 in order to enter the South American market.  The total purchase price was paid by issuing 262,800 shares of the Company’s common stock valued at $360,000, 140,000 shares of VSI Series B preferred stock valued at $140,000, and $100,000 in non-interest bearing notes payable due December 15, 2006., which were paid on the due date.  No liabilities were assumed.  This acquisition has been accounted for in accordance with SFAS No. 141. The total purchase price of $600,000 was allocated to assets acquired, which resulted in the majority being allocated to goodwill for both book and tax purposes, and which is summarized as follows (in thousands):

Property and equipment	$32
Goodwill	568
Total	$600

Operating results for the acquired businesses are included in the Company’s operating results from the dates of acquisitions. The following supplemental pro forma information has been presented on the basis as if the asset acquisitions had occurred at the beginning of the nine months ended September 30, 2006 (in thousands):

	Pro Forma	As reported
Revenues	$475	$196
Net loss	$9,836	$9,790
Net loss per share	$0.86	$0.94

Note 4. Notes Payable

In November 2006 and March 2007, VSI entered into loan agreements with a financial services business, assignees of Microsoft Capital, for the purchase of computer hardware and software. Total borrowings were approximately $137,000, and are collateralized by a pledge of purchased assets.  The terms of the loans are 36 to 42 months and borrowings accrue interest on the unpaid principal at an approximate 9.7% annual percentage rate.  Future annual minimum principal payments for the fiscal years ending September 30 approximate $40,000 in each of 2008 and 2009 and $33,000 in 2010.

During 2007, VSI borrowed $725,000 pursuant to bridge loans, due in one year with interest payable at 10%, which were repaid in April 2007 from the proceeds of a private placement sale of Company common stock and warrants.  There were amounts outstanding for approximately 3 months with an average outstanding balance of approximately $590,000.  The bridge notes were collateralized by a pledge of all of VSI’s assets.  VSI issued the lenders five-year warrants to purchase 632,500 shares of its common stock at $1 per share.  The warrants expire in 2012, and are valued utilizing the Black-Scholes valuation model as of the dates of warrant issuance at approximately $582,000, which was accounted for as additional interest expense over the loan term.

In connection with the acquisition of Sentinela on September 30, 2006, VSI issued $100,000 of short-term notes payable to the sellers, which were due and paid on December 15, 2006.

Note 5.  Preferred Stock

The Company has outstanding one share of $0.001 par value (no par prior to August 2007) Series A 8% Cumulative Convertible Preferred Stock and, prior to conversion in August 2007, had outstanding 140,000 shares of no par value Series B 8% Cumulative Convertible Preferred Stock.  Upon the closing of VSI’s acquisition by Mycom in August 2007, the shares of Series B Cumulative Convertible Preferred Stock, together with accrued dividends, automatically, pursuant to their terms, were converted into Company common stock on a one-for-one share basis.

Dividends are cumulative and are payable monthly for both series, in either cash or common stock of equivalent value at the Company’s discretion.  Either series is convertible at any time into common stock at the discretion of the stockholder.  In the event of conversion, the number of shares of common stock received for each share of preferred stock is determined by dividing the Liquidation Amount by the conversion price. The liquidation amount for the Series A share is approximately $950,000 plus accumulated accrued dividends, and for each Series B share was $1 plus accumulated accrued dividends.  The conversion price for both series is $1.00 per share and a stockholder converting shares must convert all shares owned by the stockholder.  If the Company issues common stock at less than the Conversion Price, the conversion price is adjusted to such lower price.  Neither series has voting rights. If, five years following its date of designation (May 2006 for Series A and September 2006 for Series B), a series had not been otherwise converted to common stock, the stockholders had the option to require the Company to redeem each share of the series at the liquidation amount. In August 2007, certain terms of the Series A Preferred Stock were revised, such that the date upon which the preferred stock is automatically converted into common stock, if not previously converted, became August 16, 2009, and the option to require redemption at the liquidation value was eliminated, as was the requirement that shares of Series A preferred stock would automatically convert to common stock in connection with certain business combinations, mergers, reorganizations or the like.

In accordance with Statement of Financial Accounting Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company’s Convertible Preferred Stock was classified as liabilities and related preferred stock dividends classified as interest expense because of the mandatory redemption features.  Upon elimination of the redemption feature on August 28, 2007, the Series A preferred stock was reclassified from liabilities to stockholders’ equity, and subsequent dividends are reported as dividends as a decrease in additional paid-in capital.

As a result of the reverse stock split of Common Stock, the conversion price on the Preferred Stock was adjusted to $1.37 per Common Stock share. As a result of the exercise price on Common Stock purchase warrants being reduced, the Preferred Stock conversion price changed to the same price, $1.00 per post-split Common Stock share. The value of the reduction of the conversion price of the Preferred Stock was determined using the Black-Scholes valuation model to be $19,000, which was recorded as non-cash interest expense, with a corresponding increase in Additional Paid-in Capital during the year ended September 30, 2007.  The amount of the expense was originally recorded and presented as $294,000 in the Company's interim unaudited June 30, 2007 consolidated financial statements.

Note 6. Common Stock and Warrants

Reverse stock-split - In January 2007, VSI completed a reverse 1 to 0.365 split of its Common Stock. The effect of the reverse split decreased the number of outstanding shares from 54,809,329 pre-split to 20,005,405 post-split. The reverse split did not change the authorized shares for the class. This reverse split also changed the number and exercise price of the warrants to purchase Common stock outstanding at that time. The effect of the reverse split decreased the number of warrant shares and increased the exercise price of the warrants to purchase Common stock outstanding at that date.  All share and warrant amounts and prices have been revised to give effect to the reverse split.

Common stock - During the nine months ended September 30, 2006, VSI issued 9,369,132 shares of its common stock to founders, certain early-stage employees, other investors, lawyers, advisors, and investment funds for services and in connection with capital formation activities.  The measurement dates for valuing these shares were determined in accordance with EITF 96-18.  The values of the shares were based upon comparable cash sales of the Company’s common stock to others at, or near to, the same time as their measurement dates.  Included in these shares issued, 4,088,000 were issued in satisfaction of a commitment VSI made in 2004 and were previously accrued as a liability, at the market value of the common stock when accrued.  Additionally, during the nine months ended September 30, 2006, VSI sold 1,197,018 shares of its common stock for gross proceeds of approximately $1.6 million.

During October 2006 to January 2007, VSI sold 1,551,250 shares of its common stock under a under a private placement memorandum dated October 2006 for gross proceeds of approximately $2.1 million. These shares included five-year Common Stock Purchase Warrants to purchase 3,793,863 shares of common stock at $1.37 for a five-year term. The value of these warrants was approximately $4.7 million, based on a Black-Scholes pricing model, which is accounted for as stock issue costs, and which has the effect of both increasing common stock and additional paid-in capital for recognition of fair value and decreasing common stock and additional paid-in capital for recognition of the issue costs. As described below, the exercise price on these warrants was changed to $1.00 per share.

In February 2007, VSI entered into an agreement with a placement agent to offer for sale to accredited investors under a private placement memorandum, on an exclusive, best-efforts basis, a minimum of $3 million and up to $10 million of its common stock, with an over-allotment option for an additional $2 million.  Pursuant to terms of the placement agreement, for a period of one year following the date of the agreement, the placement agent must approve any additional issuances of capital stock by VSI.  The offering presumed that, on or before the closing of the offering, VSI will have effected a reverse merger with a public shell company, which occurred in August 2007.  The purchasers of the first $3.2 million of common stock received warrants to purchase the number of common shares equivalent to 25% of the common shares purchased by them under the offering (for a total of 810,000 warrants) at a per share price of $1.25 for three years. The value of these warrants was approximately $740,000, based on a Black-Scholes pricing model, which is accounted for as stock issue costs, which has the effect of both increasing common stock and additional paid-in capital for recognition of fair value and decreasing common stock and additional paid-in capital for recognition of the issue costs. A total of 4,840,000 shares of common stock were sold.  The placement agent’s fees were 13% of the gross proceeds of the offering, plus warrants exercisable for five years at the offering price per share to purchase the number of common shares equivalent to 20% of the shares sold in the offering, which resulted in fees deducted from gross proceeds of approximately $629,000, and warrants issued and issuable for 968,000 shares at a per share price of $1.00 for five years.  These placement agent fees were for services provided prior to the termination of the placement agent agreement. The value of these warrants was $892,000, based on a Black-Scholes pricing model, which were recorded as stock issue costs.

In July 2007, VSI entered into an agreement (the “July Offering”) appointing an exclusive successor placement agent to continue offering for sale to accredited investors under the February 2007 private placement memorandum (“PPM”) on an exclusive, best-efforts basis, 6,210,000 shares of Common Stock at $1.00 per share for a total of $6,210,000. The Company will also have the option to sell an additional 2,450,000 shares of Common Stock at $1.00 per share for a total of $2,450,000 to cover over-allotments. The terms of the July Offering are identical to the terms contained in the original PPM. The July Offering was open for 90 days from the date the successor placement agent was appointed, with the ability to extend for up to two additional 30-day periods thereafter, and which was extended.  As of September 30, 2007, a total of 2,096,250 shares have been sold at $1.00 per share pursuant to this July Offering. The successor placement agent’s fees are 13% of the gross proceeds of the offering, plus warrants exercisable for five years at the offering price per share to purchase the number of common shares equivalent to 20% of the shares sold in the offering, which resulted in fees deducted from gross proceeds of approximately $27,000, and warrants issued and issuable for 419,250 shares at a per share price of $1.00 for five years.  The value of these warrants was $277,000, based on a Black-Scholes pricing model, which were recorded as stock issue costs.  In addition, in connection with consulting services agreements relating to the July Offering, the Company agreed to issue 1,323,302 shares of Company common stock and potentially an additional 443,000 shares based on total common shares sold.  Based on amounts sold through September 30, 2007, total shares issuable are 1,756,302, and which have been determined to have a fair value of $1.00 per share based on recent and contemporaneous sales of common stock, and are considered stock issue costs and accounted for accordingly as previously disclosed.  As disclosed in Note 11, during October through December 2007, the Company sold approximately 6,389,000 shares of its common stock for net proceeds of approximately $5.6 million.

In connection with private placement sales of securities, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of common stock and the common stock issuable upon exercise of warrants no later than 60 days following the closing of the private placement.  In addition, the Company is required to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission as soon as possible and ,in any event, within 150 days following the close of the private placement.

In connection with the acquisition of VSI by Mycom in August 2007, Mycom’s 1,470,095 common shares outstanding, net of 30,000 shares owned by VSI, is presented as an increase in number of shares outstanding in the accompanying consolidated statement of stockholders’ equity, due to the reverse merger basis of presentation.  Cash of $450,000 paid in connection with the acquisition of shares of Mycom, are considered to be a stock issue costs and are presented as a decrease to common stock and additional paid in capital.  The fair value of warrants issued in connection with the reverse merger are also considered and accounted for as stock issue costs.

The issuance of Mycom common stock to VSI stockholders is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. As such, the Mycom common stock received by VSI stockholders pursuant to the merger may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

Options - The Company does not have a stock option plan and has not issued stock options to employees or others.

Warrants - In January 2007, VSI completed a reverse 1 to 0.365 split of its Common Stock, which had the effect of increasing the exercise price of warrants outstanding from $0.50 to $1.37 per share. Immediately following the reverse split, VSI reduced the exercise price on these warrants to $1.00 per share, which is also the exercise price for the warrants issued after the split.  The reduction in the exercise price of warrants increases their value. This increase in value (an increase in additional paid-in capital) was determined to be approximately $104,000 and constitutes a deemed dividend to the warrant holders, of which approximately $52,000 has been recorded as expense related to warrants that were originally issued in conjunction with consulting and capital formation services and borrowings, the remainder of which is reported as a decrease in additional paid-in capital.  The amount of expense was originally recorded and presented as $573,000 in the Company's interim unaudited June 30, 2007 consolidated financial statements.

During the fiscal year ended September 30, 2007, the Company issued warrants to purchase 124,100 shares of Company common stock at a price of $1.00 per share for five years.  The value of these warrants was $157,000, based on a Black-Scholes pricing model, which were recorded as expense.

As of September 30, 2007, there are 7,827,101 warrants issued and issuable with an exercise price of $1.00 and a weighted average remaining term of approximately 4.0 years and 1,110,000 warrants issued and issuable with an exercise price of $1.25 and a weighted average remaining term of approximately 2.6 years.  The aggregate intrinsic value of outstanding warrants is approximately nil, inasmuch as warrant prices are not less than market value at reporting dates.

During the year ended September 30, 2007 and the nine months ended September 30, 2006, warrants to purchase shares of the Company’s common stock were issued to certain purchasers of its common stock, and to various parties for services and in connection with acquisitions and capital formation activities as follows:

					weighted average
	number of	exercise	term	exercise	remaining term
	warrants	price	(in years)	price	(in years)

Outstanding at January 1, 2006	1,103,760	$ 1.00	4.0
Issued in connection with SARS acquisition	343,978	1.00	5.0
Issued to consultants for services	565,750	1.00	5.0
Outstanding at September 30, 2006	2,013,488			$ 1.00	4.0
Issued in connection with bridge loans	632,500	1.00	5.0
Issued to consultants for services	124,100	1.00	5.0
Issued in connection with private placement	3,669,763	1.00	5.0
Issued in connection with private placement	810,000	1.25	3.0
Issued and issuable to placement agents	1,387,250	1.00	5.0
Issued in connection with Mycom merger	300,000	1.25	3.0
Outstanding at September 30, 2007	8,937,101			$ 1.03	3.9

The weighted average fair value of warrants issued during the year ended September 30, 2007 and the nine months ended September 30, 2006, as determined using the Black-Scholes pricing model was approximately $0.82 and $0.45, respectively, utilizing the following assumptions:

	2007	2006
Expected life in years	3.0 to 5.0	5
Volatility	79% to 152%	145%
Interest rate	4.2% to 5.0%	4.40%
Dividend yield rate	0%	0%

The amounts of stock-based compensation included in operating expenses for the year ended September 30, 2007 and  the nine months ended September 30, 2006, were approximately $157,000 and $7.8 million, respectively.

Note 7.  Income Taxes

In connection with the acquisition of VSI by Mycom, the tax attributes, including net operating loss carryforwards and basis of assets and liabilities of VSI, carryover to and are combined with those of Mycom, the legal predecessor and tax entity, which tax attributes are also unchanged as a result of the merger.  Inasmuch as the consolidated financial statements are presented as if VSI is the acquirer, the tax attributes reported for historic periods relate to VSI and upon merger Mycom tax attributes, including net operating loss carryforwards of approximately $2.8 million, are added to VSI reported net operating loss carryforwards.  As a result, deferred tax assets relating to net operating loss carryforwards increased, with an offsetting increase in the deferred tax asset valuation allowance account.  Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities and related valuation allowances as of September 30 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 3,449	$ 1,642
Stock-based compensation	832	832
Total deferred tax assets	4,281	2,474
Deferred tax liabilities - property, equipment and software	(893)	(1,102)
Deferred tax assets, net of deferred tax liabilities	3,388	1,372
Valuation allowance	(3,388)	(1,372)
Deferred tax assets, net of valuation allowance	$ -	$ -

At September 30, 2007, the Company has available approximately $10.1 million of net operating loss carryforwards available to offset future federal income taxes, which expire 2024 through 2027. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of these carryforwards is dependent on future taxable income and could be further limited by Internal Revenue Code Section 382 due to a change in ownership control.

At September 30, 2007 and 2006, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The valuation allowance increased by approximately $2.2 million during the year ended September 30, 2007 and $850,000 during the nine months ended September 30, 2006.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to loss before provision for income taxes for the year ended September 30, 2007 and nine months ended September 30, 2006 is as follows:

	2007	2006
Income tax benefit computed at statutory rate	(34%)	(34%)
Nondeductible stock-based compensation and other	4%	26%
Valuation allowance	30%	8%
Effective tax rate	0%	0%

Note 8.  Related Party Transactions

During the nine months ended September 30, 2006, VSI issued 8,063,339 shares of its common stock with an estimated fair value of $11.0 million at issuance to parties able to significantly influence the management of VSI, including principal owners, members of management, and their immediate families.

In connection with the 2006 acquisition of Old SARS, VSI issued 286,675 shares of its common stock valued at approximately $393,000 to its Chief Executive Officer and one share of Series A preferred stock valued at $950,000 and 1,712,607shares of its common stock valued at approximately $2.3 million to the Officer’s parents.

During the year ended September 30, 2007, VSI rented testing and storage space from one of the its beneficial stockholders on a month to month basis with monthly rent of $6,500 and total rent expense of approximately $32,000.  The Company no longer leases this space.

One of the Company’s stockholders, a member of the Company’s Board of Directors, and its Secretary, is the managing partner of a law firm, which provides legal services to the Company.  The Company incurred approximately $1.0 million and $192,000 in legal fees from this firm during the year ended September 30, 2007 and during the nine months ended September 30, 2006, respectively.  Accounts payable to this firm for legal services was $73,000 and $449,000 at September 30, 2007 and 2006, respectively, and reported as accounts payable – related party in the accompanying consolidated balance sheet.

Note 9. Commitments and Contingencies

The Company leased its Port Orchard, Washington office facility for $3,000 per month for a one year term, which expired November 30, 2007.  The Company leased its Bellevue, Washington office facility for approximately $5,400 per month for a six month term, which expired November 30, 2007.

The Company leases roof space for receivers in South America pursuant to a lease with four one-year renewal options through December 2011, providing for monthly rents increasing 4% each calendar year with annual rent of approximately $5,000 in 2007.

Pursuant to terms of a sublease entered into in September 2007, the Company leases its facilities in Bothell, Washington for a 2 year and nine month term ending May 2010.  Rent expense per month is approximately $13,000 during the first year of the agreement, approximately $14,000 during the second year, and approximately $15,000 for the remainder of the lease term.  Lease provisions also require additional payments for maintenance and other expenses.  Rent is expensed on a straight-line basis over the term of the lease.  The difference between amounts paid and expensed is recorded as a deferred credit.

Minimum future lease payments are as follows for fiscal years ending September 30 (in thousands):

2008	$162
2009	176
2010	124
2011	6
2012	1
Total	$469

Rent expense, including rent paid on a month-to-month basis, approximated $117,000 and $16,000 for the year ended September 30, 2007 and the nine months ended September 30, 2006, respectively.

In November 2007, the Company entered into an agreement with a services firm and an individual who is one of firm’s members, whereby the individual shall serve as the Company’s Interim Chief Financial Officer.  Termination of this agreement shall occur upon the mutual agreement of the individual and the Company.  Pursuant to terms of this agreement, the individual and other firm personnel provide services to the Company for a monthly fee of $30,000.

Note 10.  Advances to and Agreements with Andronics, Ltd.

In December 2007, the Company, through its wholly-owned United Kingdom subsidiary, Jinkhold, Ltd., closed a material definitive agreement with Andronics, Ltd., a company formed under the laws of Northern Ireland (“Andronics”), pursuant to which the Company purchased substantially all of the assets of Andronics in exchange for (i) the assumption of substantially all of its liabilities, (ii) 50,000 shares of Company common stock, (iii) $722,000 of convertible debentures, and (iv) options to purchase 1,000,000 shares of Company common stock and the obligation to issue an additional 500,000 options contingent on attaining certain quarterly revenue amounts.  Additionally, the Company executed a lease agreement with certain shareholders of Andronics for office space. The convertible debentures bear interest at an annual rate of 10% and are convertible into shares of Company common stock at a conversion price of $1.00 per share.  If not converted prior to the maturity date, which is twelve months from date of issuance, the debentures and related accrued interest will automatically convert into shares of Company common stock.  The options to purchase Company common stock have a one-year term to purchase stock at $0.01 per share, and vest monthly over a 12-month period.

Andronics, which delivers two-way data solutions for monitoring and managing remote assets such as vehicles and liquefied petroleum gas tanks, is a part of  the Company’s commitment to deliver real-time business intelligence about fixed and mobile assets located anywhere in the world. The acquisition of Andronics will be accounted for in accordance with SFAS No. 141.  The Company is in the process of obtaining information as to fair values of assets acquired.  The total purchase price, which is estimated to approximate $4.5 million, including assumed liabilities, will be allocated to assets acquired based on relative estimated fair values, which is expected to result in the majority being allocated to identifiable intangible assets.

In contemplation of the asset acquisition, in February 2007, VSI entered into an Operating Agreement with Andronics pursuant to which, among other things, VSI operated the business of Andronics and provided funding to Andronics for operating expenses and equipment purchases, with such fundings evidenced with promissory notes payable by Andronics, and would receive all proceeds of gross revenues Andronics derived from providing and operating the services and assets. VSI and Andronics further entered into a License Agreement for intellectual property, and agreed to exchange consulting services.  During February through September 2007, the Company provided management services to Andronics and sold equipment to Andronics in connection with Andronics sales to its customers.  Included in revenues and cost of revenues for the year ended September 30, 2007 is approximately $155,000 and $140,000, respectively, relating to services provided, and approximately $426,000 and $371,000, respectively, relating to equipment sales.  As of September 30, 2007, the Company had accounts and notes receivable from Andronics of approximately $854,000 resulting from sales and cash advances, which are reported as non-current assets in the accompanying consolidated balance sheet, and which will be included as part of the purchase price to be allocated in purchase accounting.

Note 11.  Subsequent Events

During October through December 2007, the Company sold approximately 6,389,000 shares of its common stock for net proceeds of approximately $5.6 million under the July Offering.