Form 10KSB/A
period 2007-09-30
SARS CORP.
filed 2008-02-19
CIK 1070510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A, which amends items identified below with respect to the Annual Report on Form 10-KSB, filed by SARS Corporation (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on January 15, 2008 (the “Original Filing”), is being filed to include disclosure of an additional contractual obligation in Item 6, restated financial statements in Item 7, disclosure of a material weakness in Item 8, restated security ownership table in Item 11, and disclosure of an additional agreement with a related party in Item 12.   As further discussed in Note 12 Restatement in the Company’s consolidated financial statements included in this report, subsequent to the filing of the Company’s Annual Report on Form 10-KSB and issuance of the September 30, 2007 and 2006 consolidated financial statements, the Company determined that shares of its common stock were, upon execution of a March 2004 engagement agreement, due to a related party for deferral of payment of legal fees, and that fees were due to this firm in connection with the Company’s fund raising activities, specifically with respect to its February 2007 private placement offering of equity securities during the year ended September 30, 2007. The accompanying consolidated financial statements have been restated to give effect to correction of these errors.  The effect of restatement as of September 30, 2007 is that liabilities, amounts due related parties, increased by $347,000 and additional paid-in capital decreased $347,000 to record stock issue costs.  There was no effect on the Company’s results of operations or cash flows included in the accompanying consolidated financial statements.

Unless indicated otherwise, the disclosures in this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Form 10-KSB have been revised, re-executed and re-filed as of the date of this Amendment. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses since inception, including approximately $6.3 million during the year ended September 30, 2007, and $9.8 million during the nine months ended September 30, 2006, and has an accumulated deficit at September 30, 2007 of $20.9 million, and has relied on proceeds from sales of its common stock and warrants to purchase common stock, as supplemented by bridge loan borrowings, to fund operations and business development and growth. Further, we expect to continue to experience net losses throughout most, if not all, of the next fiscal year.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

Pursuant to terms of an agreement with no stated term with the Company's outside law firm,  a related party, the Company has agreed to pay fees equal to 5% of cash consideration received and 5% of securities issued in connection with completion of a financing, merger or acquisition effected or initiated by a party introduced to the Company by the firm.

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

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(0) under the Exchange Act. The Company’s controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management assessed the effectiveness of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) as of September 30, 2007 (the “Evaluation Date”).   In our Annual Report on Form 10-KSB for the year ended September 30, 2007, filed with the SEC on January 15, 2008, management concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date. Subsequently, management identified a material weakness in disclosure control and procedures over financial reporting, which existed as of September 30, 2007, as described in the following paragraph.

Company accounting and finance personnel became aware of the existence of a March 2004 agreement pursuant to which amounts were owed to outside counsel, a related party, and which had not been previously recorded or disclosed.  Accordingly, management determined that its controls over assuring that all material agreements, obligations and commitments have been disclosed to personnel responsible for preparation of financial statements were ineffective.  Upon identification of this material weakness, the Company initiated a review of its internal controls and processes with respect to whether all existing material agreements and obligations have been identified, monitored and reported, and to determine what changes, if any, are required to prevent the recurrence of this type of error.

As a result of this weakness, restatements of the Company’s consolidated financial statements for December 31, 2005, September 30, 2006 and 2007, and June 30, 2006 and 2007 were necessary. Management has revised its earlier assessment and has now concluded that the Company’s disclosure controls over financial reporting were not effective as of September 30, 2007.

As for the material weakness identified, management has implemented the following remedial actions:

•	Obtaining representations in writing from directors and officers regarding full disclosure of agreements, and

•	Initiated the forming of a financial reporting disclosure committee and related processes.

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

DIRECTOR COMPENSATION DISCLOSURE

The Company did not enter into director compensation arrangements during the fiscal year 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007:

Title of Class:	Name and Address of Beneficial Holder:	Amount and Nature of Beneficial Ownership:	Percent of Class:
Common, $.01 par value	Clayton Shelver, Director & CEO 19119 North Creek Parkway, Suite 201 Bothell, WA 98011	377,925	1.5%
Common, $.01 par value	David M. Otto, Director & Secretary 601 Union Street, Suite 4500 Seattle, WA 98101	5,503,250 (1)	21%
Common, $.01 par value	Stephen K. Bannon, Director 11601 Wilshire Blvd., Suite 2040 Los Angeles, CA 90025	547,500	2%
Common, $.01 par value	Robert Lear, COO 19119 North Creek Parkway, Suite 201 Bothell, WA 98011	93,075	<1%
Common, $.01 par value	Alan Chaffee, Interim CFO 19119 North Creek Parkway, Suite 201 Bothell, WA 98011	0	0%
Common, $.01 par value	Laurence and Artha Shelver 19119 North Creek Parkway, Suite 201 Bothell, WA 98011	1,712,607 (2)	7%
Common, $.01 par value	Capital Group Communications, Inc. 1750 Bridgeway, Suite #A200 Sausalito, CA 94965	1,753,025 (3)	7%
Common, $.01 par value	Constance Lautieri 19119 North Creek Parkway, Suite 201 Bothell, WA 98011	2,284,170 (4)	9%
Common, $.01 par value	Joseph Martin, LLC 601 Union Street, Suite 4500 Seattle, WA 98101	1,743,024	7%
Common, $.01 par value	James A. Schroeder 7245 SE Overa Road Port Orchard, WA 98366	1,310,350	5%
Total Held by Officers and Directors:		6,221,750
Total Held by Officers, Directors and Certain Beneficial Owners:		15,324,926

(1)
Of the shares of Common Stock held by Mr. Otto, 730,000 shares are held by Otto Capital Holdings, Inc., of which Mr. Otto is the President; 492,750 shares are held by Crimson Capital, LLC, of which Mr. Otto is a member; 912,500 are held by Saratoga Capital Partners I, Inc., of which Mr. Otto is a manager; and 36,500 shares are held by Cambridge Partners, LLC, of which Mr. Otto is a member.  Crimson Capital, LLC also owns a common stock purchase warrant to acquire up to 100,000 shares at $1.00/share with an expiration date of September 30, 2011.  Cambridge Partners, LLC owns a common stock purchase warrant to acquire up to 100,000 shares at $1.00/shares with an expiration date of September 30, 2011.  Saratoga Capital Partners I, Inc. owns a common stock purchase warrant to acquire up to 1,250,000 shares at $1.00/share with an expiration date of September 30, 2011.  Mr. Otto is also a member of Joseph Martin, LLC.  In connection with an engagement agreement between The Otto Law Group, PLLC (“OLG”), of which Mr. Otto is the manager, and the Company, (i)  a common stock purchase warrant to acquire up to 40,500 shares of common stock at $1.25 per share/cashless and (ii) 1,841,000 shares of restricted common stock are issuable to OLG within the next 60 days.

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

(5)
As of December 11, 2007, there were 21,521,708 shares of common stock issued and outstanding.  The total amount of shares that could be issued to certain beneficial owners and management within the next 60 days is 4,280,500 shares.  Based on these amounts, the percentage ownership is based on a fully diluted amount of 25,802,208 shares.

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

In July 2005, Veritas Solutions, Inc. (“VSI”) entered into an engagement agreement with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s current directors, whereby VSI paid a retainer fee of $150,000.  The agreement does not have a stated term.  The Company has assumed this engagement agreement.  Since September 30, 2006, the Company has paid $1,376,364 for legal fee services.  As of the date of this report, accounts payable to OLG for legal services was approximately $420,000. Further, pursuant to terms of a March 2004 engagement agreement with no stated term with this law firm, in addition to engaging the firm for legal services, the Company has agreed to pay to the firm fees equal to 5% of cash consideration received and 5% of securities issued in connection with completion of a financing, merger or acquisition effected or initiated by a party introduced to the Company by the firm.  During the year ended September 30, 2007, the Company has accrued a liability for $347,000 and recorded the issuance of 346,813 shares of its common stock and 40,500 warrants to purchase common stock, pursuant to terms to the engagement agreement for securities sold and consideration received during the period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Seattle, State of Washington, on February 19, 2008.

Registrant

SARS CORPORATION

/s/ Clayton Shelver
By: Clayton Shelver
Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on January 14, 2008.

/s/ David M. Otto
David M. Otto
Director and Secretary

/s/ Stephen K. Bannon
Stephen K. Bannon
Director

/s/ Alan Chaffee
Alan Chaffee
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1(i)	Articles of Incorporation.	Incorporated by reference to Exhibit 3.0 filed with Form 10-SB12G filed by the Company on 2/24/99.
	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed by the Company on 8/13/07.
3.2(i)	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 2.01 to the 10-KSB filed by the Company on 3/30/07.
3.3(i)	Articles of Incorporation, as amended.	Attached.
3.4(ii)	Bylaws.	Incorporated by reference to Exhibit 2.02 to the 10-KSB filed by the Company on 3/30/07.
4.1	Series A Preferred Certificate of Designation, Second Amended	Attached.
10.1	Agreement and Plan of Merger with Veritas Solutions, Inc.	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on 8/31/07.
10.2	Andronics Asset Purchase Agreement	Incorporated by referenced to Exhibit 10.1 to the 8-K filed by the Company on 12/21/07.
10.3	First Amendment to Asset Purchase Agreement	Incorporated by referenced to Exhibit 10.2 to the 8-K filed by the Company on 12/21/07.
10.4	Form of Engagement Agreement with The Otto Law Group, PLLC	Incorporated by referenced to Exhibit 10.4 to the 8-K filed by the Company on 2/19/08.
14.1	Code of Ethics.	Incorporated by reference to Exhibit 14.1 to the 10-KSB filed by the Company on 3/30/07.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Attached.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.	Attached.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.	Attached.
99.1	Revolving Credit Agreement.	Incorporated by reference to Exhibit 99.1 to the 8-K filed by the Company on 4/5/07.
99.2	Revolving Loan Note	Incorporated by reference to Exhibit 99.2 to the 8-K filed by the Company on 4/5/07.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and has an accumulated deficit of approximately $20.9 million at September 30, 2007.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12, the accompanying consolidated financial statements as of September 30, 2007 and 2006, and for the year ended September 30, 2007, and the nine months ended September 30, 2006, have been restated.

/S/ PETERSON SULLIVAN PLLC

January 9, 2008, except as it relates to the restatement described in Note 12, for which the date is February 18, 2008.
Seattle, Washington

F7

SARS Corporation and its subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,
	2007	2006
	Restated (See Note 12)	Restated (See Note 12)
ASSETS
Current Assets
Cash and cash equivalents	$ 31	$ 66
Receivable for cash in escrow for common stock sold	890	-
Accounts receivable, net	89	54
Inventory	142	139
Prepaid expenses and other current assets	54	14
Total current assets	1,206	273
Property, equipment and software, net	4,179	4,935
Goodwill	568	568
Advances to and receivables from Andronics (see Note 10)	854	-
Other assets	35	50
Total Assets	$ 6,842	$ 5,826

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued expenses	$ 467	$ 201
Accounts payable - related party	420	449
Accrued liabilities	93	73
Notes payable current portion	40	100
Deferred revenue	12	12
Total current liabilities	1,032	835
Long-Term Liabilities
Notes payable, net of current portion	83	-
Redeemable Convertible Preferred Stock -
Series A - no par value, 1 share authorized, issued and
outstanding in 2006; liquidation value of $950	-	950
Series B - no par value, 75,000,000 shares authorized,
140,000 shares issued and outstanding in 2006	-	140
Total liabilities	1,115	1,925

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $0.001 par value; 50,000,000 shares authorized;
Series A Convertible Preferred Stock - 1 share issued and
outstanding in 2007; liquidation value of $950	950	-
Common Stock and additional paid-in capital - $0.001 par value (no par in 2006), 500,000,000 shares authorized (250,000,000 in 2006),
31,850,198 shares issued and issuable in 2007 and 19,640,155
shares issued and issuable in 2006	25,680	18,519
Common Stock subscriptions receivable	-	(50)
Accumulated deficit	(20,903)	(14,568)
Total Stockholders' Equity	5,727	3,901

Total Liabilities and Stockholders' Equity	$ 6,842	$ 5,826

	See accompanying notes to consolidated financial statements.

F8

SARS Corporation and its subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended September 30, 2007	Nine Months Ended September 30, 2006
	Restated (See Note 12)	Restated (See Note 12)
Revenues	$ 1,049	$ 196
Cost of revenues	867	121
Gross profit	182	75
Operating Expenses
Sales and marketing expense	1,236	635
General and administrative expense	4,387	1,391
Capital formation, merger, and acquisition expense	195	7,799
Total operating expenses	5,815	9,825
Loss from operations	(5,633)	(9,750)
Other Income (Expense)
Interest expense	(711)	(40)
Interest and other income	9	-
Total other income (expense)	(702)	(40)

Loss before income taxes	(6,335)	(9,790)
Income taxes	-	-

Net Loss	(6,335)	(9,790)

Preferred stock dividends	(9)	-

Net loss attributable to holders of common stock	$ (6,344)	$ (9,790)

Basic and diluted net loss attributable to holders
of common stock per common share	$ (0.27)	$ (0.85)
Weighted average basic and diluted shares outstanding	23,613,542	11,565,978

	See accompanying notes to consolidated financial statements.

F9

SARS Corporation and its subsidiaries
Consolidated Statement of Stockholders’ Equity
 (in thousands, except share data)

	Series A Preferred Stock		Common Stock and additional paid-in capital		Stock Subscriptions		Accumulated
	Shares	Amount	Shares	Amount	Receivable	Deposits	Deficit	Total
			Restated (See Note 12)	Restated (See Note 12)			Restated (See Note 12)
Balance at January 1, 2006	-	$ -	6,043,680	$ 3,831	$ (5)	$ 35	$ (4,778)	$ (917)
Issuance of shares for cash			1,383,533	1,895				1,895
Issuance of shares for services provided and expensed
in 2004 for which share-based payments were accrued			4,088,000	672				672
Issuance of shares and warrants for capital stock of SARS			2,581,010	3,962				3,962
Issuance of shares for capital stock of Sentinela			262,800	360				360
Issuance of shares and warrants for capital formation services			5,281,132	7,799				7,799
Funds received and receivable for common stock subscriptions					(45)	(35)		(80)
Net loss for the nine months ended September 30, 2006							(9,790)	(9,790)
Balance at September 30, 2006	-	-	19,640,155	18,519	(50)	-	(14,568)	3,901
Issuance of shares and warrants for cash			1,551,250	2,126				2,126
Issuance of warrants with bridge debt borrowings				582				582
Increase in additional paid-in capital for change in:
Conversion price of Convertible Preferred Stock				19				19
Exercise price of warrants to purchase common stock				52				52
Issuance of warrants to purchase common stock for services				157				157
Funds received for common stock subscriptions					50			50
Shares and warrants issuable for cash received			4,840,000	4,840				4,840
Shares issuable for cash received			2,096,250	2,096				2,096
Stock issue costs paid or payable in cash				(2,400)				(2,053)
Shares issuable for services provided and recorded as stock issue costs			2,103,115	-				-
Reclassification of Series A Preferred Stock from liabilities to stockholders'	1	950						950
equity as a result of termination of mandatory redemption feature
Cash paid as stock issue costs in connection with reverse merger				(450)				(450)
Mycom shares outstanding at reverse merger date			1,470,095					-
Issuance of common stock upon conversion of Series B Preferred Stock			149,333	148				148
Preferred stock dividends for the period subsequent to reclassification				(9)				(9)
Net loss for the year ended September 30, 2007							(6,335)	(6,335)

Balance at September 30, 2007	1	$ 950	31,850,198	$ 25,680	$ -	$ -	$ (20,903)	$ 5,727

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

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses since inception, including approximately $6.3 million during the year ended September 30, 2007, and $9.8 million during the nine months ended September 30, 2006, and has an accumulated deficit at September 30, 2007 of $20.9 million, and has relied on proceeds from sales of its common stock and warrants to purchase common stock, as supplemented by bridge loan borrowings, to fund operations and business development and growth. Further, it is expected that the Company will continue to experience net losses throughout most, if not all of the next fiscal year.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

 Loss per share -  Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted loss per share, which would include the effect of the conversion of unexercised warrants to purchase Common Stock, and convertible Preferred Stock, is not separately computed because inclusion of such is antidilutive. In these cases, basic and diluted loss per share is the same.  Common stock equivalent shares excluded from loss per share computations because the effect would be antidilutive include 8,977,601and 2,013,488 shares for warrants at September 30, 2007 and 2006, respectively, and 949,909 and 1,089,909 shares for convertible preferred stock at September 30, 2007 and 2006, respectively.   All per share and share information presented has been presented to give effect to the 0.365 to 1.0 reverse stock split in January 2007.

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

Operating results for the acquired businesses are included in the Company’s operating results from the dates of acquisitions. The following supplemental pro forma information has been presented on the basis as if the asset acquisitions had occurred at the beginning of the nine months ended September 30, 2006 (in thousands):

	Pro Forma	As reported
Revenues	$475	$196
Net loss	$(9,836)	$(9,790)
Net loss per share	$(0.78)	$(0.85)

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

Common stock - As further discussed in Note 12 Restatement, subsequent to the issuance of the September 30, 2007 financial statements, the Company determined that fees were due to a related party in connection with the Company’s fund raising activities, specifically with respect to its February 2007 private placement offering of equity securities.  These fees included 346,813 shares of Company common stock, which are valued at approximately $347,000 based on an estimated fair value of $1.00 per share based on recent sales of common stock.  The accompanying financial statements have been restated to include the presentation of these shares.  Because the costs relate to the issuance of equity securities are recorded as both an increase and decrease in additional paid-in capital, there is no effect on amounts recorded in the consolidated financial statement.

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

As further discussed in Note 12 Restatement, subsequent to the issuance of the September 30, 2007 financial statements, the Company determined that fees were due to a related party in connection with the Company’s fund raising activities, specifically with respect to its February 2007 private placement offering of equity securities.  These fees included warrants to purchase 40,500 shares of Company common stock at an exercise price of $1.25 per share for a three year term having an estimated fair value of approximately $32,000 determined utilizing the Black-Scholes option valuation model.  The following disclosures have been restated to give effect to the issuance of these additional warrants.

During the fiscal year ended September 30, 2007, the Company issued warrants to purchase 124,100 shares of Company common stock at a price of $1.00 per share for five years.  The value of these warrants was $157,000, based on a Black-Scholes pricing model, which were recorded as expense.

As of September 30, 2007, there are 7,827,101 warrants issued and issuable with an exercise price of $1.00 and a weighted average remaining term of approximately 4.0 years and 1,150,500 warrants issued and issuable with an exercise price of $1.25 and a weighted average remaining term of approximately 2.6 years.  The aggregate intrinsic value of outstanding warrants is approximately nil, inasmuch as warrant prices are not less than market value at reporting dates.

During the year ended September 30, 2007 and the nine months ended September 30, 2006, warrants to purchase shares of the Company’s common stock were issued to certain purchasers of its common stock, and to various parties for services and in connection with acquisitions and capital formation activities as follows:
				weighted average
	number of	exercise	term	exercise	remaining term
	warrants	price	(in years)	price	(in years)

Outstanding at January 1, 2006	1,103,760	$ 1.00	4.0
Issued in connection with SARS acquisition	343,978	1.00	5.0
Issued to consultants for services	565,750	1.00	5.0
Outstanding at September 30, 2006	2,013,488			$ 1.00	4.0
Issued in connection with bridge loans	632,500	1.00	5.0
Issued to consultants for services	124,100	1.00	5.0
Issued in connection with private placement	3,669,763	1.00	5.0
Issued in connection with private placement	810,000	1.25	3.0
Issued and issuable to placement agents	1,387,250	1.00	5.0
Issuable to consultants for services	40,500	1.25	3.0
Issued in connection with Mycom merger	300,000	1.25	3.0
Outstanding at September 30, 2007	8,977,601			$ 1.03	3.9

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

One of the Company’s stockholders, a member of the Company’s Board of Directors, and its Secretary, is the managing partner of a law firm, which provides legal services to the Company.  The Company incurred approximately $1.0 million and $192,000 in legal fees from this firm during the year ended September 30, 2007 and during the nine months ended September 30, 2006, respectively.  Pursuant to terms of a March 2004 engagement agreement with no stated term with this law firm, in addition to engaging the firm for legal services, the Company has agreed to pay to the firm fees equal to 5% of cash consideration received and 5% of securities issued in connection with completion of a financing, merger or acquisition effected or initiated by a party introduced to the Company by the firm.  During the year ended September 30, 2007, the Company has accrued a liability for $347,000 and recorded the issuance of 346,813 shares of its common stock and 40,500 warrants to purchase common stock, pursuant to terms to the engagement agreement for securities sold and consideration received during the period. Amounts payable to this firm was $420,000 and $449,000 at September 30, 2007 and 2006, respectively, and reported as accounts payable – related party in the accompanying consolidated balance sheets.

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

Pursuant to terms of an agreement with no stated term with the Company’s outside law firm, a related party, the Company has agreed to pay fees equal to 5% of cash consideration received and 5% of securities issued in connection with completion of a financing, merger or acquisition effected or initiated by a party introduced to the Company by the firm.

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

Note 12. Restatement

Subsequent to the issuance of the September 30, 2007 and 2006 consolidated financial statements, the Company determined that 1,186,000 shares of its common stock were, upon execution of a March 2004 engagement agreement, due to its outside law firm, a related party, for deferral of payment of legal fees.  The shares issuable should have been recorded as expense at fair value, which at the date of the agreement approximated $0.06 per share, or $195,000.  The accompanying consolidated financial statements have been restated to give effect to correction of this error, which has the result of increasing additional paid-in capital by $195,000 with the resulting offset being an increase in accumulated deficit, with no effect on total stockholders’ equity as of September 30, 2007 and 2006 and as of January 1, 2006.  In addition, the weighted average shares outstanding utilized in the computation of loss per share have been restated and increased by 1,186,000 shares for each of the fiscal years ended September 30, 2007 and 2006, which had the effect of decreasing loss per share from $0.28 to $0.27 for the 2007 fiscal year and period and from $0.94 to $0.85 for the 2006 fiscal year

In addition, subsequent to the issuance of the September 30, 2007 consolidated financial statements, the Company determined that fees were due to this law firm in connection with the Company’s fund raising activities, specifically with respect to its February 2007 private placement offering of equity securities.  Pursuant to terms of the March 2004 engagement agreement, the Company has agreed to pay to the firm fees equal to 5% of cash consideration received and 5% of securities issued in connection with completion of a financing, merger or acquisition effected or initiated by a party introduced to the Company by the firm.  During the year ended September 30, 2007, the Company had sold 6,936,250 shares of its common stock and 810,000 warrants to purchase common stock and raising gross proceeds of approximately $6.9 million.  On the basis of 5% of cash consideration at September 30, 2007, the Company has an accrued liability of approximately $347,000, which was previously unrecorded.  Inasmuch as these fees relate to the issuance of equity securities, the offset to the understatement of liabilities was an overstatement of additional paid-in capital.  On the basis of 5% of securities issued, the value of 346,813 shares and 40,500 warrants was approximately $379,000, which because the costs relate to the issuance of equity securities would be recorded as both an increase and decrease in additional paid-in capital, have no financial statement effect.  The accompanying September 30, 2007 consolidated balance sheet has been restated to give effect to correction of this error, which has the result of increasing current and total liabilities by $347,000 and decreasing stockholders’ equity by $347,000.  In addition, the weighted average shares outstanding utilized in the computation of loss per share have been restated and increased by approximately 49,000 shares for the year ended September 30, 2007, which had no effect on loss per share from that previously reported.