Form 10QSB
period 2007-12-31
SARS CORP.
filed 2008-02-19
CIK 1070510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

Commission File Number: #000-51046

SARS CORPORATION
 (Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

33-0677545
 (IRS Employer Identification Number)

19119 North Creek Parkway, Suite 201
Bothell, WA 98011
 (Address of principal executive offices)(Zip Code)

866-276-7277
 (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

The number of shares of the Company's common stock issued and outstanding on February 13, 2008 is 37,764,660.

Transitional Small Business Disclosure Format (Check One):  Yes [  ]    No [ X ]

Table of Contents

PART  I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets ………………………………………...                           Page   3

Condensed Consolidated Statements of Operations   …………………………...                           Page   4

Condensed Consolidated Statement of Stockholders’ Equity ………. …………                           Page   5

Condensed Consolidated Statements of Cash Flows ……………………………                            Page   6

Notes to Condensed Consolidated Financial Statements ……………………….                            Page   7

Item 2.  Management’s Discussion and Analysis or Plan of Operation ………………….                            Page 10

Item 3.  Controls and Procedures …………………………………………………………......                            Page 14

PART II.  OTHER INFORMATION

Item 6.  Exhibits ……………… …………………………………………………………...........                             Page 15

SIGNATURES …………………………………………………………………………………….............                              Page 17

SARS Corporation and its subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	December 31, 2007	September 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$206	$31
Receivable for cash in escrow for common stock sold	4,233	890
Accounts receivable, net	632	89
Inventory	224	142
Prepaid expenses and other current assets	53	54
Total current sssets	5,347	1,206
Property, equipment and software, net	6,127	4,179
Goodwill	568	568
Identifiable intangible assets	4,113	-
Advances to and receivables from Andronics	-	854
Other assets	35	35
Total Assets	$16,190	$6,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued expenses	$829	$467
Accounts payable - related party	835	420
Accrued liabilities	1,368	93
Notes payable current portion	41	40
Convertible debentures	722	-
Deferred revenue	18	12
Total current liabilities	3,814	1,032
Notes payable, net of current portion	71	83
Other non-current liabilities	481	-
Total liabilities	4,365	1,115

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $0.001 par value; 50,000,000 shares authorized;
Series A Convertible Preferred Stock - 1 share issued and
outstanding; liquidation value of $950	950	950
Common Stock and additional paid-in capital - $0.001 par value,
500,000,000 shares authorized, 38,572,136 and 31,850,198
shares issued and issuable, respectively	33,576	25,680
Accumulated deficit	(22,701)	(20,903)
Total Stockholders' Equity	11,825	5,727

Total Liabilities and Stockholders' Equity	$16,190	$6,842

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except share and per share data)

	Three months ended December 31,
	2007	2006

Revenues	$119	$92
Cost of revenues	87	77
Gross profit	32	15
Operating Expenses
Sales and marketing expense	346	606
General and administrative expense	1,484	782
Total operating expenses	1,830	1,388
Loss from operations	(1,798)	(1,373)
Other Income (Expense)
Interest expense	(4)	(23)
Interest income	4	-
Total other income (expense)	0	(23)

Loss before income taxes	(1,798)	(1,396)
Income taxes	-	-

Net Loss	(1,798)	(1,396)

Preferred stock dividends	(19)	-

Net loss attributable to holders of common stock	$(1,817)	$(1,396)

Basic and diluted net loss attributable to holders
of common stock per common share	$(0.05)	$(0.07)
Weighted average basic and diluted shares outstanding	33,931,855	20,415,780

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
Unaudited
 (in thousands, except share data)

	Series A Preferred Stock		Common Stock and additional paid-in capital		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance at September 30, 2007	1	$950	31,850,198	$25,680	$(20,903)	$5,727
Shares issuable for cash			6,363,750	6,364		6,364
Stock issue costs paid or payable in cash				(1,403)		(1,403)
Shares issuable for services provided and recorded as stock issue costs			308,188	-	-	-
Preferred stock dividends				(19)		(19)
Common stock and warrants issuable for Andronics purchase			50,000	2,174		2,174
Increase in paid-in capital relating to premium on
covertible debentures				780		780
Net loss for the three months ended December 31, 2007					(1,798)	(1,798)

Balance at December 31, 2007	1	$950	38,572,136	$33,576	$(701)	$11,825

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

		Three months ended December 31,
		2007		2006
Cash Flows From Operating Activities	$		$
Net loss		(1,798)		$ (1,396)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization		362		273
Share-based payments included in general and administrative expense		-		157
Changes in operating assets and liabilities, exclusive of Andronics acquisition
Account receivable		(27)		9
Inventories		(1)		(111)
Prepaid expenses and other current assets		3		8
Accounts payable		173		102
Accrued liabilities		(336)		104
Other		(37)		(370)
Net cash used in operating activities		(1,661)		(1,224)
Cash Flows From Investing Activities
Purchases of property, equipment, and software		(81)		(183)
Net cash used in investing activities		(81)		(183)
Cash Flows From Financing Activities
Borrowings on notes payable		-		61
Payments on notes payable		(9)		-
Proceeds from sale of common stock and warrants, net of cash fees		2,442		1,509
Stock issue costs		(516)		-
Net cash provided by financing activities		1,917		1,570

Net increase in cash and cash equivalents		175		163
Cash and cash equivalents, beginning of period		31		66

Cash and cash equivalents, end of period		$206		$229

Supplemental disclosure of cash flow information
Cash paid for interest		$4		$23
Cash paid for income taxes		-		-
Non-Cash Investing and Financing Activities
Common shares issuable for stock issue costs		$636		$-
Warrants issued for stock issue costs		$2,201		$-
Amounts payable to related party for stock issue cost		$308		$-
Increase in receivable for cash in escrow for common stock sold		$3,343		$-
Securities issued for purchase of Andronics:
Convertible debentures, net premium of $780
recorded as an increase in paid-in capital		$722		$-
Common stock		$104		$-
Warrants		$2,070		$-

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2007

Note 1. Description of Business

SARS Corporation, a Nevada corporation, (formerly Mycom Group, Inc. prior to the August 2007 acquisition of with Veritas Solutions, Inc. (“VSI”) and its wholly-owned subsidiary, Secure Asset Reporting Services, Inc., and subsequently renamed), and together with its subsidiary (the “Company”) is headquartered near Seattle, Washington U.S.A., and provides remote asset management and telematics solutions that deliver business intelligence about fixed and mobile assets anywhere in the world, which includes providing global tracking services of high-value, mobile assets, including vessels, cargo containers, trucks, and aircraft, and the monitoring of high-value fixed assets, including fuel tanks, bridges, and pipelines. In December 2007, the Company acquired Andronics Ltd., a company located in Northern Ireland, which provides global two-way data solutions for monitoring and controlling remote assets such as vehicles and liquefied petroleum gas tanks.

Note 2. Liquidity

Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007 the Company raised approximately $7.0 million of net proceeds pursuant to sales of equity securities, and during the three months ended December 31, 2007, the Company raised additional net proceeds of approximately $5.3 million through sales of approximately 6.4 million shares of its common stock and closed its private placement offering. Company management intends to continue to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital.  If the Company does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements. There can be no assurance that additional financing will be available on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses since inception, including approximately $1.8 million during the three months ended December 31, 2007 and approximately $6.3 million during the year ended September 30, 2007, and has an accumulated deficit at December 31, 2007 of approximately $22.7 million, and has relied on proceeds from sales of its common stock and warrants to purchase common stock, as supplemented by bridge loan borrowings, to fund operations and business development and growth. Further, it is expected that the Company will continue to experience net losses throughout most, if not all, of this current fiscal year.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the December 31, 2007 interim period are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2008 or for any other future interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s September 30, 2007 Annual Report on Form 10-KSB.

Note 4. Summary of Significant Accounting Policies

Significant accounting policies used in preparation of our audited Consolidated Financial Statements are disclosed in the notes to our audited annual consolidated financial statements for the fiscal year ended September 30, 2007. Updated disclosures regarding such policies are set forth below.

Concentration of Credit Risk – The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the three months ended December 31, 2007 and 2006, the Company had revenues of over 10% of total revenue from individual customers as follows (“*” means < 10%):

	2007	2006
Customer A	18%	*
Customer B	17%	18%
Customer C	17%	*
Customer D	*	16%
Customer E	*	22%

Geographic Information – At December 31, 2007, approximately 36% of the Company’s total assets represented assets relating to the business of Andronics, which the Company acquired in December 2007, comprised of current assets of approximately $691,000 and $4.4 million of non-current assets, primarily software and identifiable intangible assets.  Approximately 21% of the Company’s revenues for the three months ended December 31, 2007 were from customers of the Company’s Northern Ireland subsidiary, which results of operations are included in the Company’s consolidated operating results for the period December 20 – 31, 2007.

Identifiable Intangible Assets - In connection with the acquisition in December 2007 of certain assets of Andronics, Ltd., the Company acquired certain identifiable intangible assets including intellectual property, trademarks and customer-based intangibles. This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Amounts allocated to intangible assets were identified by management and have been valued on a number of factors based upon preliminary estimates. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, and selected an estimated useful life of two years for each identifiable intangible asset. The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. At December 31, 2007, identifiable intangible assets approximated $4.1 million, net of accumulated amortization of approximately $67,000.  Amortization expense for these intangible assets will approximate $1.6 million in the fiscal year ending September 30, 2008, $2.1 million in the fiscal year ending September 30, 2009 and $400,000 in the fiscal year ending September 30, 2010.

 Loss per share -  Common stock equivalent shares excluded from loss per share computations because the effect would be antidilutive include 11,342,548 and 5,989,851 shares for warrants at December 31, 2007 and 2006, respectively, and 949,909 and 1,089,909 shares for convertible preferred stock at December 31, 2007 and 2006, respectively.

Foreign Currency – Since December 20, 2007, the Company has a wholly-owned subsidiary located in Northern Ireland.  The functional currency of the Company’s Northern Ireland subsidiary is the local currency, the British pound sterling. Assets and liabilities are translated to U.S. dollars at exchange rates in effect at period end. Translation adjustments, when material, will be included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not material.

Note 5.   Advances to and Acquisition of Andronics, Ltd.

In December 2007, the Company, through its wholly-owned United Kingdom subsidiary, Jinkhold, Ltd., closed a material definitive agreement with Andronics, Ltd., a company formed under the laws of Northern Ireland (“Andronics”), pursuant to which the Company purchased substantially all of the assets of Andronics in exchange for (i) the assumption of substantially all of its liabilities, (ii) 50,000 shares of Company common stock valued at $104,000, (iii) $722,000 of 10% convertible debentures, and (iv) options to purchase 1,000,000 shares of Company common stock and the obligation to issue an additional 500,000 options contingent on attaining certain quarterly revenue amounts.  The shares of common stock were valued at $2.08 per share, the weighted average closing/last price quoted during a relatively short period before and after the December 20, 2007 acquisition date.  The options to purchase Company common stock have a one-year term to purchase stock at $0.01 per share vesting monthly over a 12-month period, and were valued at approximately $2.1 million as determined utilizing the Black-Scholes pricing model with assumptions of a $2.08 market price, volatility of 79%, dividend yield of 0%, expected term of 1.3 years and a risk-free interest rate of 3.2%.  The convertible debentures are convertible into shares of Company common stock at a conversion price of $1.00 per share, and if not converted or repaid prior to the maturity date, which is twelve months from date of issuance, the debentures and related accrued interest will convert into shares of Company common stock at a conversion price of $1.00 per share.  The convertible debentures were valued at approximately $1.5 million based upon receiving upon conversion 722,000 shares of common stock using the acquisition date quoted value of $2.08.  Additionally, the Company executed a five-year facilities lease agreement with certain shareholders of Andronics pursuant to which the Company will pay monthly rent of 10,000 pounds sterling.  To the extent that contractual lease obligations exceed market rents, the Company has recorded lease obligations of approximately $600,000 as a liability included in purchase price consideration.

In contemplation of the asset acquisition, in February 2007, the Company entered into an Operating Agreement with Andronics pursuant to which, among other things, the Company operated the business of Andronics and provided funding to Andronics for operating expenses and equipment purchases, with such fundings evidenced with promissory notes payable by Andronics to the Company, and the Company would receive all proceeds of gross revenues Andronics derived from providing and operating the services and assets. The Company and Andronics further entered into a License Agreement for intellectual property, and agreed to exchange consulting services.  Pursuant to the agreements, the Company provided management services to Andronics and sold equipment to Andronics in connection with Andronics sales to its customers.  As of the acquisition date, the Company had accounts, notes and other advances receivable from Andronics of approximately $1.0 million resulting from sales and cash advances, which are included as part of the purchase price to be allocated in purchase accounting.

Andronics, which delivers two-way data solutions for monitoring and managing remote assets such as vehicles and liquefied petroleum gas tanks, is a part of the Company’s commitment to deliver real-time business intelligence about fixed and mobile assets located anywhere in the world.  This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”).  The total purchase price of approximately $7.0 million, which inlcudes assumed liabilities of approximately $1.7 million, has been allocated to assets acquired and liabilities assumed based on relative preliminary estimates of fair values, which resulted in the majority being allocated to identifiable intangible assets, including customer relationships, intellectual property and trademarks, and to software, and which is summarized as follows (in thousands):
Current assets	$622
Property, equipment and software	2,186
Identifiable intangible assets	4,180
Total	$6,988

Operating results for Andronics are included in the Company’s operating results from the date of acquisition. The following supplemental pro forma information has been presented on the basis as if the asset acquisition had occurred at the beginning of the three months ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Revenues	$622	$1,461
Net loss	(2,267)	(3,928)
Net loss per share	$(0.07)	$(0.19)

Note 6.  Common Stock and Warrants

Common stock – In connection with private placement sales of securities, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of common stock and the common stock issuable upon exercise of warrants no later than 60 days following the closing of the private placement, which was December 28, 2007.  In addition, the Company is required to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission as soon as possible and, in any event, within 150 days following the close of the private placement.

Convertible debentures issued in December 2007 include a conversion price of $1.00 per common share as compared to the market quoted close/last price during a relatively short period before and after the issuance date of $2.08 per share.  In accordance with Accounting Principles Board Opinion No. 14, the intrinsic value of this premium approximated $780,000 and reduced the carrying value of the recorded obligation and increased paid-in capital.

Warrants - As of December 31, 2007, there are 1,000,000 warrants issuable with an exercise price of $0.01 and a term of approximately 1.2 years, 9,192,048 warrants issued and issuable with an exercise price of $1.00 and a weighted average remaining term of approximately 3.9 years and 1,150,500 warrants issued and issuable with an exercise price of $1.25 and a weighted average remaining term of approximately 2.4 years.  The aggregate intrinsic value of outstanding warrants is approximately $12.0 million at December 31, 2007, based on a $2.00 market quoted close/last price.

During the three months ended December 31, 2007, the Company issued warrants to purchase shares of the Company’s common stock to the placement agent in connection with services provided with its private placement and to Andronics as follows:

				weighted average
	number of	exercise	term	exercise	remaining term
	warrants	price	(in years)	price	(in years)

Outstanding at October 1, 2007	8,977,601			$ 1.03	3.9
Issued to placement agents	1,364,947	$ 1.00	5.0
Issued in connection with Andronics acquisition	1,000,000	0.01	1.3
Outstanding at December 31, 2007	11,342,548			$ 0.94	3.6

The weighted average fair value of warrants issued during the three months ended December 31, 2007 and 2006, as determined using the Black-Scholes pricing model was approximately $1.81 and $0.45, respectively, utilizing the following assumptions:

	2007	2006
Expected life in years	1.3 to 5.0	5.0
Volatility	79%	145%
Interest rate	3.2% to 3.5%	4.5%
Dividend yield rate	0%	0%

Share-based payments included in general and administrative expense for the three months ended December 31, 2007 and 2006, were $0 and $157,000, respectively.  The value of warrants issued to the placement agents was approximately $2.2 million, which is accounted for as stock issue costs, and which has the effect of both increasing common stock and additional paid-in capital for recognition of fair value and decreasing common stock and additional paid-in capital for recognition of the issue costs.  The value of warrants issued in connection with the Andronics acquisition was approximately $2.2 million, which is accounted for as an increase in common stock and additional paid-in capital and as a portion of the Andronics purchase price.

Note 7. Related Party Transactions

One of the Company’s stockholders, a member of the Company’s Board of Directors, and its Secretary, is the managing partner of a law firm, which provides legal services to the Company.  The Company incurred approximately $520,000 in legal fees from this firm during the three months ended December 31, 2007.  Further, pursuant to terms of a March 2004 engagement agreement with no stated term with this law firm, in addition to engaging the firm for legal services, the Company has agreed to pay to the firm fees equal to 5% of cash consideration received and 5% of securities issued in connection with completion of a financing, merger or acquisition effected or initiated by a party introduced to the Company by the firm.  During the three months ended December 31, 2007, the Company has accrued an additional liability for $308,000 and recorded the issuance of 308,188 shares of its common stock pursuant to terms to the engagement agreement for securities sold and consideration received during the period.  As of December 31, 2007, included in amounts payable to related party is $655,000 relating to fees payable.  In January 2008, the fees were paid. Amounts payable to this firm for legal activities are reported on accounts payable-related party in the accompanying condensed consolidated balance sheets.

Note 8. Commitments and Contingencies

In connection with the December 2007 acquisition of Andronics, the Company entered into a facilities lease agreement with certain shareholders of Andronics, pursuant to which the Company will pay monthly rent of 10,000 pounds sterling (at an exchange rate near year-end of approximately USD $20,000 per month, or $240,000 per year) for a five year term.

Pursuant to terms of an agreement with no stated term with the Company’s outside law firm, a related party, the Company has agreed to pay fees equal to 5% of cash consideration received and 5% of securities issued in connection with completion of a financing, merger or acquisition effected or initiated by a party introduced to the Company by the firm.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and the December 31, 2007 Quarterly Report on Form 10-QSB may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our audited consolidated financial statements and elsewhere in the Company’s September 30, 2007 Annual Report on Form 10-KSB.

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

Business – Veritas Solutions, Inc. (“VSI” and also known in the industry as VSI Wireless, Secure Asset Reporting Services and SARS) was formed to capitalize on the well-established trend toward remote asset management in the tracking and operation of capital assets. Our mission is to become the leader in this broad, highly fragmented market. Today, the worldwide infrastructure for the tracking of assets consists of disparate satellite and cellular communications networks, VHF radio-based systems, and hardware devices and software applications that apply predominantly to specific classes of assets (for example, only to ships or only to road trailers). Within this market, we believe that we offer the only complete remote asset management solution, one that is both customizable and independent of the type of communications or hardware. Our solution can track assets anywhere in the world, providing timely, accurate and pertinent information to our customers in real time. The Company has initially targeted asset tracking in four industries: marine, upstream and downstream oil and gas production, cargo trailers/containers and aviation.

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

Major Customers – The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the three months ended December 31, 2007 and 2006, revenues from three customers represented approximately 52% (customers A, B and C) and 56% (customers B, D and E) of total revenues for those periods, respectively.

Basis of presentation and liquidity - Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007, the Company received approximately $7.0 million of net proceeds pursuant to sales of equity securities in connection with its private placement offerings. During the three months ended December 31, 2007, the Company raised an additional $5.3 million through sales of approximately 6.4 million shares of its common stock.  Company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.  If the Company does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements. There is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination.

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses since inception, including approximately $1.8 million during the three months ended December 31, 2007, and $6.3 million during the year ended September 30, 2007, and has an accumulated deficit at December 31, 2007 of $22.7 million, and has relied on proceeds from sales of its common stock and warrants to purchase common stock, as supplemented by bridge loan borrowings, to fund operations and business development and growth. Further, we expect to continue to experience net losses throughout most, if not all, of this current fiscal year.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, estimates and assumptions are evaluated. Estimates are based on historical experience and on various other factors believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is presented in Note 1 to our consolidated financial statements included in our September 30, 2007 Annual Report on Form 10-KSB. The following accounting policies are considered the more critical to aid in understanding and evaluating our results of operations and financial condition.

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

Results of Operations

Three months ended December 31, 2007 and 2006

Revenues – Revenues for the three months ended December 31, 2007 increased to $119,000 as compared to $92,000 for the comparative prior year period.  Revenues are comprised primarily of sales of equipment and revenues from tracking and other services provided to customers.  The increase in revenues was primarily due to Andronics revenues of approximately $25,000 for the period December 20, the acquisition date, through December 31, 2007.

Cost of revenue - Cost of revenues includes the cost of equipment sold and of services provided, which includes compensation costs.  Cost of revenues for the three months ended December 31, 2007 increased to $87,000 as compared to $77,000 for 2006.  Cost of revenues for the three months ended December 31, 2007 approximated 73% as a percent of revenues as compared to 84% during the comparative prior year period. The decrease in cost of revenues as a percent of revenues was due primarily to lower margins realized on equipment sales, which represented more of total revenues in 2006 as compared to 2007.

Gross Profit - Gross profit increased to $32,000 for the three months ended December 31, 2007 as compared to $15,000 for the comparative prior year period. The increase in gross profit was due primarily to increased revenue volumes and margins from Andronics.

Operating expenses – Operating expenses for the three months ended December 31, 2007 increased $442,000 to approximately $1.8 million as compared to $1.4 million for the comparative prior year period.  Operating expenses are comprised sales and marketing, and general and administrative expenses.  Operating expenses increased in 2007 as compared to 2006 primarily due to, among other things, an increase in legal and accounting fees relating to being a public company.

Depreciation and amortization – Depreciation and amortization expense, which is included in general and administrative expenses, for the three months ended December 31, 2007 increased $362,000 as compared to $273,000 for the comparative prior year period, due to having more assets in service.

Loss from operations and net loss – Loss from operations and net loss for the three months ended December 31, 2007 increased to approximately $1.8 million as compared to $1.4 million for the comparative prior year period.  The increase in loss from operations is the result of the increase in gross profit being more than offset by the increase in operating expenses.

Liquidity and Capital Resources

Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007, the Company received approximately $7.0 million of net proceeds pursuant to sales of equity securities in connection with its private placement offerings, and during the three months ended December 31, 2007, the Company received an additional $5.3 million.  Company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital, and in this regard is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements.

Net cash used by operating activities was approximately $1.7 million during the three months ended December 31, 2007 and $1.2 million in the comparative prior year period. The $437,000 increase in cash used by operating activities was due primarily to the $470,000 increase in net loss as adjusted for depreciation and amortization expense and expenses relating to share-based payments.

Net cash used in investing activities was $81,000 during the three months ended December 31, 2007, and $183,000 during the comparative prior year period relate to the purchase of property, equipment and software.

Net cash provided by financing activities was $1.9 million during the three months ended December 31, 2007 and $1.6 million in the comparative prior year period.  The increase of net cash provided in 2007 was primarily due to an increase in proceeds, net of issuance costs, from sales of the Company’s common stock and warrants to purchase common stock to $1.9 million during 2007 from $1.5 million during 2006.  Proceeds do not include amounts receivable for cash in escrow for common stock sold. In January 2008, the Company paid fees due of $655,000.

Inflation - Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations.

Contractual Obligations and Off-Balance Sheet Arrangements –

In connection with the acquisition of Andronics, the Company entered into a facilities lease agreement with certain shareholders of Andronics, pursuant to which the Company will pay monthly rent of 10,000 pounds sterling (at an exchange rate near year-end of approximately USD $20,000 per month, or $240,000 per year) for a five year term.

Regarding Off-Balance Sheet Arrangements, the Company has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties, nor entered into any derivative contracts that are indexed to Company shares and classified as shareholder’s equity or that are not reflected in the Company’s financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

Item 3.  Controls and Procedures

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

On February 15, 2008, our management after discussion with the Company’s independent registered public accounting firm, decided to restate the Company’s previously filed consolidated financial statements for the correction of errors. The Company’s management, who participated in the discussion, includes those officers and directors who are responsible for the adequacy and accuracy of disclosures in the Company’s filings. Consolidated financial statements as of (i) September 30, 2006 and December 31, 2005 and for the fiscal years then ended included as Exhibit 99.1 in the Company’s Current Report on Form 8-K date of report August 28, 2007, (ii) June 30, 2007 and 2006 and for the nine months then ended included as Exhibit 99.3 in the Company’s  Current Report on Form 8-K/A date of report August 28, 2007, and (iii) September 30, 2007 and 2006 and for the fiscal years then ended included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 (collectively, the “Original Financial Statements” and “Original Reports”) have been restated.

The restatements were required to correct errors relating to recording amounts due for services pursuant to a March 2004 agreement, which previously were not recorded.  Company management believes that the errors, both of which relate to the same agreement, were inadvertent and unintentional.  Subsequent to the filing of the Original Reports and issuance of the Original Financial Statements, the Company determined that shares of its common stock were, upon execution of a March 2004 engagement agreement, due to a related party for deferral of payment of legal fees, and that fees were due to this firm in connection with the Company’s fund raising activities, specifically with respect to its February 2007 private placement offering of equity securities during the year ended September 30, 2007. The effect of restatements as of June 30, 2007 and September 30, 2007 is that liabilities, amounts due related parties, increased by $242,000 and $347,000, respectively, and additional paid-in capital decreased by like amounts to record stock issue costs.  Other than restatements to the Company’s loss per share, which decreased as a result from restatements to the number of shares outstanding for the restated periods, there was no effect on the Company’s results of operations or cash flows included in the Original Financial Statements.

The restated consolidated financial statements as of  (i) September 30, 2006 and December 31, 2005 and for the fiscal years then ended and (ii) June 30, 2007 and 2006 and for the nine months then ended are included as Exhibit 99.1 and Exhibit 99.3, respectively, in the Company’s Current Report on Form 8-K/A date of report August 28, 2007, filed February 19, 2008, and (iii) September 30, 2007 and 2006 and for the fiscal years then ended are included in the Company’s September 30, 2007 Annual Report on Form 10-KSB/A, filed February 19, 2008.

Our management, with the participation of our Chief executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) as of December 31, 2007 (the “Evaluation Date”).   Management determined that its controls over assuring that all material agreements, obligations and commitments have been disclosed to personnel responsible for preparation of financial statements were ineffective, and accordingly, has concluded that the Company’s disclosure controls over financial reporting were not effective as of the Evaluation Date.   Upon identification of this material weakness, the Company initiated a review of its internal controls and processes with respect to whether all existing material agreements and obligations have been identified, monitored and reported, and to determine what changes, if any, are required to prevent recurrence of this type of error.

As for the material weakness identified, management has implemented the following remedial actions:

•	Obtaining representations in writing from directors and officers regarding full disclosure of agreements, and

•	Initiated process of forming a financial reporting disclosure committee and processes.

(b) Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2007, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.  The Company is unaware of any threatened or pending litigation against it not in the ordinary course of business and that has not previously been disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2007, the Company received approximately $6.4 million pursuant to a private placement memorandum (the “PPM”) of $13.3 million, through the offering of a minimum of 20 Units for $25,000 per unit.  The PPM closed on December 28, 2007.  The offering was made to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 and pursuant to Section 506 under the Securities Act.  The PPM offered a minimum of 2,000,000 shares and up to 10,000,000 shares of common stock, in two separate tranches, consisting of a first tranche of 3,000,000 shares of common stock (the “First Tranche”).  The First Tranche investors will receive warrants to purchase shares of common stock (the “Warrant’).  The Registrant will not issue warrants in connection with subscriptions for shares in the second tranche of the offering.  The purchase price for shares of common stock is $1.00 per share.  The Company has agreed to sell up to an additional 3,500,000 shares of common stock, or 35% of the shares offered in the First Tranche and second tranche of the offering, respectively, to cover investor over-subscriptions, if any.  The minimum purchase is 25,000 shares of common stock ($25,000).  The Warrant will be for 20% of the number of shares purchased by such investors in the First Tranche at $1.25 per share for three years after the date of issuance.  The shares of common stock into which the Warrants are exercisable will be afforded the same registration rights as all other shares of common stock sold in the offering.  The Warrants will contain customary anti-dilution provisions and will not be redeemable.  As of the date of this Current Report, the shares and warrants have been issued.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

[See Exhibit Index below after signatures]

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  SARS CORPORATION

Dated:  February 19, 2008                                      /s/ Clayton Shelver

  By:  Clayton Shelver
  Director and Chief Executive Officer