Form 10-Q
period 2008-03-31
SARS CORP.
filed 2008-05-15
CIK 1070510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Commission File Number: #000-51046

SARS CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

33-0677545
 (IRS Employer Identification Number)

19119 North Creek Parkway, Suite 201
Bothell, WA 98011
 (Address of principal executive offices)(Zip Code)

866-276-7277
 (Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer [ ]                                           Accelerated filer [ ]   Non-accelerated filer [ ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

The number of shares of the Company's common stock issued and outstanding on March 31, 2008 is 38,922,136.

SARS CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3 – 9

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 – 14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4T	Controls and Procedures	14 - 15

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 5	Other Information	16

Item 6	Exhibits	16

SIGNATURES		17

PART I - FINANCIAL INFORMATION
Item 1.                                Financial Statements

SARS Corporation and its subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	March 31,	September 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$287	$31
Receivable for cash in escrow for common stock sold	1,279	890
Accounts receivable, net	104	89
Inventory	328	142
Prepaid expenses and other current assets	765	54
Total current sssets	2,762	1,206
Property, equipment and software, net	3,415	4,179
Identifiable intangible assets	3,685	-
Goodwill	-	568
Advances to and receivables from Andronics	-	854
Other assets	35	35
Total Assets	$9,897	$6,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued expenses	$275	$467
Accounts payable - related party	135	420
Accrued liabilities	1,621	93
Notes payable current portion	43	40
Convertible notes payable	722	-
Deferred revenue	14	12
Total current liabilities	2,809	1,032
Notes payable, net of current portion	59	83
Other non-current liabilities	217	-
Total Liabilities	3,085	1,115

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $0.001 par value; 50,000,000 shares authorized;
Series A Convertible Preferred Stock - 1 share issued and
outstanding; liquidation value of $950	950	950
Common Stock and additional paid-in capital - $0.001 par value,
500,000,000 shares authorized, 38,922,136 and 31,850,198
shares issued and issuable, respectively	34,604	25,680
Other comprehensive income	37
Accumulated deficit	(28,779)	(20,903)
Total Stockholders' Equity	6,812	5,727

Total Liabilities and Stockholders' Equity	$9,897	$6,842

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31
	2008	2007	2008	2007

Revenues	$197	$292	$316	$384
Cost of revenues	189	223	276	300
Gross profit	8	69	40	84
Operating Expenses
Sales and marketing expense	200	127	546	733
General and administrative expense	3,066	633	4,550	1,415
Impairment of intangible assets	2,817	-	2,817	-
Total operating expenses	6,083	760	7,913	2,148
Loss from operations	(6,075)	(691)	(7,873)	(2,064)
Other Income (Expense)
Interest expense	(24)	(592)	(28)	(615)
Interest income	21	-	25	-
Total other income (expense)	(3)	(592)	(3)	(615)
Loss before income taxes	(6,078)	(1,282)	(7,876)	(2,678)
Income taxes	-	-	-	-
Net loss	(6,078)	(1,282)	(7,876)	(2,678)
Preferred stock dividends	(19)	-	(38)	-

Net loss attributable to holders of common stock	$(6,097)	$(1,282)	$(7,914)	$(2,678)

Basic and diluted net loss attributable to holders
of common stock per common share	$(0.16)	$(0.06)	$(0.22)	$(0.13)
Weighted average basic and diluted shares outstanding	38,478,234	21,358,943	36,192,623	20,884,785

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
Unaudited
 (in thousands, except share data)

			Common Stock		Other
	Series A Preferred Stock		and additional paid-in capital		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Income	Deficit	Total

Balance at September 30, 2007	1	$950	31,850,198	$25,680	$-	$(20,903)	$5,727
Shares issuable for cash received			6,363,750	6,364			6,364
Stock issue costs paid or payable in cash				(1,449)			(1,449)
Shares issuable for services provided recorded as stock issue costs			308,188
Preferred stock dividends				(38)			(38)
Common stock and warrants issuable for Andronics purchase			50,000	2,174			2,174
Increase in paid-in capital relating to fair value of beneficial conversion
feature of convertible notes payable issued for Andronics purchase				780			780
Shares and warrants issued for services			350,000	1,094			1,094
Other comprehensive income - foreign currency translation gain					37		37
Net loss for the six months ended March 31, 2008						(7,876)	(7,876)

Balance at March 31, 2008	1	$950	38,922,136	$34,604	$37	$(28,779)	$6,812

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Six months ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(7,876)	$(2,678)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization of property,equipment and software	716	647
Amortization of intangible assets	302	-
Impairment of intangible assets	2,817	-
Non-cash interest expense	-	582
Share-based payments included in general and administrative expense	380	157
Changes in operating assets and liabilities, exclusive of Andronics acquisition
Account receivable	446	(107)
Inventories	(105)	(39)
Prepaid expenses and other current assets	2	(23)
Accounts payable	(846)	845
Accrued liabilities	(253)	(116)
Other	2	84
Net cash used in operating activities	(4,415)	(648)
Cash Flows From Investing Activities
Advances to Andronics. Ltd.	-	(104)
Purchases of property, equipment, and software	(105)	(214)
Net cash used in investing activities	(105)	(318)
Cash Flows From Financing Activities
Borrowings on notes payable	-	154
Payments on notes payable	(21)	(4)
Proceeds from sale of common stock and warrants, net of cash fees	5,396	900
Preferred stock dividends	(38)	-
Stock issue costs	(562)	-
Net cash provided by financing activities	4,775	1,050

Effect of exchange rate changes on cash and cash equivalents	1	-

Net increase in cash and cash equivalents	256	84
Cash and cash equivalents, beginning of period	31	66

Cash and cash equivalents, end of period	$287	$150

Supplemental disclosure of cash flow information
Cash paid for interest	$24	$38
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities
Common shares issuable for stock issue costs	$636	$-
Warrants issued for stock issue costs	$2,201	$-
Amounts payable to related party for stock issue costs	$308	$-
Securities issued for purchase of Andronics:
Convertible debentures, net of fair value premium
recorded as an increase in paid-in capital	$722	$-
Common stock	$104	$-
Warrants	$2,070	$-

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2008

Note 1. Description of Business
SARS Corporation, a Nevada corporation, (formerly Mycom Group, Inc. prior to the August 2007 acquisition of with Veritas Solutions, Inc. (“VSI”) and its wholly-owned subsidiary, Secure Asset Reporting Services, Inc., and subsequently renamed), and together with its subsidiary (the “Company”) is headquartered near Seattle, Washington U.S.A., and provides remote asset management and telematics solutions that deliver business intelligence about fixed and mobile assets anywhere in the world, which includes providing global tracking services of high-value, mobile assets, including vessels, cargo containers, trucks, and aircraft, and the monitoring of high-value fixed assets, including fuel tanks, bridges, and pipelines. In December 2007, the Company acquired Andronics Ltd., renamed SARS Andronics, a company located in Northern Ireland, which provides global two-way data solutions for monitoring and controlling remote assets such as vehicles and liquefied petroleum gas tanks.

Note 2. Liquidity

Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007, the Company raised approximately $7.0 million of net proceeds pursuant to sales of equity securities, and during the three months ended December 31, 2007, the Company received additional net proceeds of approximately $5.3 million through sales of approximately 6.4 million shares of its common stock and closed its private placement offering.  Company management continues to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital.  If the Company does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements. There can be no assurance that additional financing will be available on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses since inception, including approximately $7.9 million during the fiscal year-to-date six months ended March 31, 2008 and approximately $6.3 million during the year ended September 30, 2007, and has an accumulated deficit at March 31, 2008 of approximately $28.8 million, and has relied on proceeds from sales of its common stock and warrants to purchase common stock, as supplemented by bridge loan borrowings, to fund operations and business development and growth. Further, it is expected that the Company will continue to experience net losses throughout most, if not all, of this current fiscal year.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the March 31, 2008 interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2008 or for any other future interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s September 30, 2007 Annual Report on Form 10-KSB.

Note 4. Summary of Significant Accounting Policies

Significant accounting policies used in preparation of our audited condensed consolidated financial statements are disclosed in the notes to our audited annual consolidated financial statements for the fiscal year ended September 30, 2007. Updated disclosures regarding such policies are set forth below.

Inventory – Inventory consists primarily of tracking equipment held for resale and is valued at the lower of cost (first-in, first-out basis) or market.

Concentration of Credit Risk – The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the six months ended March 31, 2008 and 2007, the Company had revenues of over 10% of total revenue from individual customers as follows (“*” means < 10%):

	2008	2007
Customer A	25%	18%
Customer B	24%	*
Customer C	13%	*

Geographic Information – At March 31, 2008, approximately 61% of the Company’s total assets represented assets relating to the business of Andronics, which the Company acquired in December 2007, comprised of current assets of approximately $308,000 and $5.7 million of non-current assets, primarily software and identifiable intangible assets.  Approximately 42% of the Company’s revenues for the six months ended March 31, 2008 were from customers of the Company’s Northern Ireland subsidiary, which results of operations are included in the Company’s consolidated operating results for the period December 20, 2007 – March 31, 2008.

Goodwill and Customer List - Goodwill consists of the excess of purchase price over fair value of assets acquired related to the purchase of certain assets of Sentinela, LLC (“Sentinela”) in 2006. Goodwill is not amortized, but is subject to periodic review for impairment in value.  As described in Note 7, during the three months ended March 31, 2008, as a result of, among other things, departure of former Sentinela personnel, the goodwill was written off due to its value being impaired.

Impairment of Long-Lived Assets - The Company’s long-lived assets, including property, equipment and software, goodwill and customer list, are reviewed for carrying value impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of its goodwill and other intangible assets in accordance with SFAS 142. As described in Note 7, due to the migration of a portion of previously acquired Veritas software to the software platform utilized by recently acquired Andronics, the remaining estimated net book value of this portion of acquired software was deemed to have no future value and the Company recorded a provision for impairment of intangible assets of approximately $2.25 million during the three months ended March 31, 2008.

Business Combination and Identifiable Intangible Assets - In connection with the acquisition in December 2007 of certain assets of Andronics, Ltd., the Company acquired certain identifiable intangible assets including intellectual property, trademarks and customer-based intangibles. This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Amounts allocated to intangible assets were identified by management and have been valued on a number of factors based upon preliminary estimates. The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors, which resulted in an estimated useful life of two years for each identifiable intangible asset. The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. At March 31, 2008, these identifiable intangible assets approximated $3.7 million, net of accumulated amortization of approximately $604,000.  Amortization expense for these intangible assets will approximate $1.6 million in the fiscal year ending September 30, 2008, $1.8 million in the fiscal year ending September 30, 2009 and $200,000 in the fiscal year ending September 30, 2010.

 Loss per share -  Common stock equivalent shares excluded from loss per share computations because the effect would be antidilutive include 11,642,548 and 6,439,851 shares for warrants at March 31, 2008 and 2007, respectively, and 949,909 and 1,089,909 shares for convertible preferred stock at March 31, 2008 and 2007, respectively.

Note 5.   Advances to and Acquisition of Andronics, Ltd.

In December 2007, the Company, through its wholly-owned United Kingdom subsidiary, Jinkhold, Ltd., renamed SARS Andronics, closed a material definitive agreement with Andronics, Ltd., a company formed under the laws of Northern Ireland (“Andronics”), pursuant to which the Company purchased substantially all of the assets of Andronics in exchange for (i) the assumption of substantially all of its liabilities, (ii) 50,000 shares of Company common stock valued at $104,000, (iii) $722,000 of 10% convertible debentures, and (iv) options to purchase 1,000,000 shares of Company common stock and the obligation to issue an additional 500,000 options contingent on attaining certain quarterly revenue amounts.  The shares of common stock were valued at $2.08 per share, the weighted average closing/last price quoted during a relatively short period before and after the December 20, 2007 acquisition date.  The options to purchase Company common stock have a one-year term to purchase stock at $0.01 per share vesting monthly over a 12-month period, and were valued at approximately $2.1 million as determined utilizing the Black-Scholes pricing model with assumptions of a $2.08 market price, volatility of 79%, dividend yield of 0%, expected term of 1.3 years and a risk-free interest rate of 3.2%.  The convertible debentures are convertible into shares of Company common stock at a conversion price of $1.00 per share, and if not converted or repaid prior to the maturity date, which is twelve months from date of issuance, the debentures and related accrued interest will convert into shares of Company common stock.  The convertible debentures were valued at approximately $1.5 million based upon receiving 722,000 shares of common stock using the acquisition date quoted value of $2.08.  Additionally, the Company executed a five-year facilities lease agreement with certain shareholders of Andronics pursuant to which the Company will pay monthly rent of 10,000 pounds sterling.  To the extent that contractual lease obligations exceed market rents, the Company has recorded lease obligations of approximately $215,000 as a liability included in purchase price consideration.

In contemplation of the asset acquisition, in February 2007, the Company entered into an Operating Agreement with Andronics pursuant to which, among other things, the Company operated the business of Andronics and provided funding to Andronics for operating expenses and equipment purchases, with such fundings evidenced with promissory notes payable by Andronics to the Company, and the Company would receive all proceeds of gross revenues Andronics derived from providing and operating the services and assets. The Company and Andronics further entered into a License Agreement for intellectual property, and agreed to exchange consulting services.  Pursuant to the agreements, the Company provided management services to Andronics and sold equipment to Andronics in connection with Andronics sales to its customers.  As of the acquisition date, the Company had accounts, notes and other advances receivable from Andronics of approximately $1.0 million resulting from sales and cash advances, which are included as part of the purchase price allocated in purchase accounting.

Andronics, which delivers two-way data solutions for monitoring and managing remote assets such as vehicles and liquefied petroleum gas tanks, is a part of the Company’s commitment to deliver real-time business intelligence about fixed and mobile assets located anywhere in the world.  This acquisition has been accounted for in accordance with SFAS No. 141.  The total purchase price of approximately $7.1 million, including liabilities assumed of approximately $2.4 million, has been allocated to assets acquired based on relative preliminary estimates of fair values, which resulted in the majority being allocated to identifiable intangible assets, including customer relationships, intellectual property and trademarks, and to software, and which is summarized as follows (in thousands):

Current assets	$565
Property, equipment and software	2,238
Identifiable intangible assets	4,283
Total	$7,086

Operating results for Andronics are included in the Company’s operating results from the date of acquisition. The following supplemental pro forma information has been presented on the basis as if the asset acquisition had occurred at the beginning of the six months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Revenues	$859	$2,033
Net loss	$(8,322)	$(4,341)
Net loss per share	$(0.23)	$(0.21)

Note 6.  Common Stock and Warrants

Common stock – In connection with private placement sales of securities, the Company agreed to file with the Securities and Exchange Commission a registration statement covering the resale of common stock and the common stock issuable upon exercise of warrants no later than 60 days following the closing of the private placement, which was December 28, 2007.  In addition, the Company is required to use its best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission as soon as possible and, in any event, within 150 days following the close of the private placement.  This requirement was subsequently waived by investors.

Convertible debentures issued in December 2007 include a conversion price of $1.00 per common share as compared to the market quoted close/last price during a relatively short period before and after the issuance date of $2.08 per share.  In accordance with Accounting Principles Board Opinion No. 14, the intrinsic value of this beneficial conversion feature of approximately $780,000 has been recorded as premium, which reduces the carrying value of the recorded obligation and increases paid-in capital.

Warrants - As of March 31, 2008, there are 1,000,000 warrants issuable with an exercise price of $0.01 and a term of approximately 1.0 year, 9,492,048 warrants issued and issuable with an exercise price of $1.00 and a weighted average remaining term of approximately 4.3 years and 1,150,500 warrants issued and issuable with an exercise price of $1.25 and a weighted average remaining term of approximately 2.2 years.  As of March 31, 2008, the aggregate intrinsic value of outstanding warrants, based on a closing stock price of $1.10 at that date is approximately $2.0 million.  Subsequent to March 31, 2008, the closing stock price of the Company’s common stock has decreased.  Based on a closing stock price of $0.46 as of May 13, 2008, the intrinsic value of warrants outstanding as of March 31, 2008 would be approximately $450,000.

Changes in warrants outstanding during the six months ended March 31, 2008, is as follows:

				weighted average
	number of	exercise	term	exercise	remaining term
	warrants	price	(in years)	price	(in years)

Outstanding at October 1, 2007	8,977,601			$1.03	3.9
Issued to placement agents	1,364,947	$1.00	5.0
Issued in connection with Andronics acquisition	1,000,000	0.01	1.3
Issued for services	300,000	1.00	10.0
Outstanding at March 31, 2008	11,642,548			$0.94	3.5

The weighted average fair value of warrants issued during the interim periods ended March 31, 2008 and 2007, as determined using the Black-Scholes pricing model was approximately $1.78 and $0.45, respectively, utilizing the following assumptions:

	interim periods ended March 31,
	2008	2007
Expected life in years	1.3 to 5.0	5.0
Volatility	79% to 125%	145%
Interest rate	3.2% to 3.5%	4.5%
Dividend yield rate	0%	0%

Share-based payments included in general and administrative expense for the six months ended March 31, 2008 and 2007, were $380,000 and $157,000, respectively.  The value of warrants issued to the placement agents was approximately $2.2 million, which is accounted for as stock issue costs, and which has the effect of both increasing common stock and additional paid-in capital for recognition of fair value and decreasing common stock and additional paid-in capital for recognition of the issue costs.  The value of warrants issued in connection with the Andronics acquisition was approximately $990,000, which is accounted for as an increase in common stock and additional paid-in capital and as a portion of the Andronics purchase price.

Note 7. Impairment of Intangible Assets

During the three months ended March 31, 2008, the Company recorded a provision for impairment of intangible assets of approximately $2.8 million.  The provision was comprised of approximately $2.25 million recorded as an impairment provision for the estimated net book value of previously acquired Veritas software due to the migration from that software platform to that utilized by recently acquired Andronics, and approximately $568,000 previously recorded as goodwill related to the purchase of certain assets of Sentinela in September 2006, which was written off due to its value being impaired as a result of, among other things, departure of former Sentinela personnel.

Note 8. Related Party Transactions

One of the Company’s stockholders, a member of the Company’s Board of Directors, and its Secretary, is the managing partner of a law firm, which provides legal services to the Company.  The Company incurred approximately $991,000 in legal fees from this firm during the six months ended March 31, 2008.

Note 9. Commitments and Contingencies

In connection with the December 2007 acquisition of Andronics, the Company entered into a facilities lease agreement with certain shareholders of Andronics, pursuant to which the Company will pay monthly rent of 10,000 pounds sterling (at an exchange rate near year-end of approximately USD $20,000 per month, or $240,000 per year) for a five year term.

Item 2.   Management’s discussion and analysis of financial condition and results of operations

FORWARD LOOKING STATEMENTS CAUTIONARY
This Item 2 and the March 31, 2008 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our audited consolidated financial statements and elsewhere in the Company’s September 30, 2007 Annual Report on Form 10-KSB/A.

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

Major Customers – The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the six months ended March 31, 2008, revenues from three customers represented approximately 62% of total revenues.

Basis of presentation and liquidity - Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007, the Company received approximately $7.0 million of net proceeds pursuant to sales of equity securities in connection with its private placement offerings. During the three months ended December 31, 2007, the Company raised an additional $5.3 million through sales of approximately 6.4 million shares of its common stock.  Company management continues to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital.  If the Company does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements. There is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination.

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses since inception, including approximately $7.9 million during the fiscal year-to-date six months ended March 31, 2008 and $6.3 million during the year ended September 30, 2007, and has an accumulated deficit at March 31, 2008 of $28.8 million, and has relied on proceeds from sales of its common stock and warrants to purchase common stock, as supplemented by bridge loan borrowings, to fund operations and business development and growth. Further, we expect to continue to experience net losses throughout most, if not all, of this current fiscal year.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported net revenues and expenses during the reporting periods. On an ongoing basis, estimates and assumptions are evaluated. Estimates are based on historical experience and on various other factors believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is presented in Note 1 to our consolidated financial statements included in our September 30, 2007 Annual Report on Form 10-KSB. The following accounting policies are considered the more critical to aid in understanding and evaluating our results of operations and financial condition.

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

Revenue Recognition - The Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, title and risk of loss for products has passed to the customer, the sale price is fixed and determinable, no significant unfulfilled Company obligations exist, and collectability is reasonable assured.   Revenue from hardware sales is generally recognized when products are shipped and/or the revenue is fully earned and ownership had passed to the customer. Revenue from tracking services are recorded in the month the service is provided. Revenue from custom programming services, which are all short-term, is recognized using the completed-contract method.

Share-Based Payments - The Company has granted shares and warrants to purchase shares of the Company’s Common stock to various parties for consulting services and in connection with fund raising activities. The fair values of the warrants issued have been estimated using the Black-Scholes option valuation model in accordance with the Financial Accounting Standards Board’s Emerging Issue Task Force Abstract, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”).

Impairment of Long-lived Assets - The Company’s long-lived assets, including property, equipment and software, goodwill and customer list, are reviewed for carrying value impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of its goodwill and other intangible assets in accordance with SFAS 142. As described in Note 7, due to the migration of a portion of previously acquired Veritas software to the software platform utilized by recently acquired Andronics, the remaining estimated net book value of this portion of acquired software was deemed to have no future value and the Company recorded a provision for impairment of intangible assets of approximately $2.25 million during the three months ended March 31, 2008. Additionally, as described in Note 7, during the three months ended March 31, 2008, as a result of, among other things, departure of personnel from a prior business acquisition pursuant to which goodwill was recorded, the goodwill was written off due to its value being impaired.

Results of Operations

Three months ended March 31, 2008 and 2007

Revenues – Revenues for the three months ended March 31, 2008 decreased $95,000 to $197,000 as compared to $292,000 for the comparative prior year period.  Revenues are comprised primarily of sales of equipment and revenues from tracking and other services provided to customers.  The decrease in revenues was due to decreased SARS sales primarily due to sales to Andronics in the 2007 period and none in 2008, offset by Andronics revenues for the current year period, as compared to no Andronics revenues during the prior year before the December 2007 acquisition.

Cost of revenue - Cost of revenues includes the cost of equipment sold and of services provided, which includes compensation costs.  Cost of revenues for the three months ended March 31, 2008 decreased to $189,000 as compared to $223,000 for the comparative prior year period due to decreased revenues.  Cost of revenues for the three months ended March 31, 2008 approximated 96% as a percent of revenues as compared to 76% during the comparative prior year period. The increase in cost of revenues as a percent of revenues was due primarily to lower than normal sales at Andronics, which due to having certain more fixed than variable costs resulted in a higher cost of revenues.

Gross Profit - Gross profit decreased to $8,000 for the three months ended March 31, 2008 as compared to $69,000 for the comparative prior year period. The decrease in gross profit was due primarily to decreased revenue volumes.

Sales and marketing expenses – Sales and marketing expenses for the three months ended March 31, 2008 increased approximately $73,000 to $200,000 as compared to $127,000 for the comparative prior year period.  Sales and marketing expenses increased due primarily to additional costs relating to Andronics.

General and administrative expenses – General and administrative expenses increased $2.4 million for the three months ended March 31, 2008 as compared to the prior year period primarily due to, among other things, approximately $1.2 million incurred at Andronics during 2008 as compared to none in the 2007 period, as well as increases in consulting expenses, including legal, accounting and public relations costs, partially due to the Company's expanded operations and to increased costs relating to being a public company.

Depreciation and amortization – Depreciation and amortization expense, which is included in general and administrative expenses, for the three months ended March 31, 2008 increased to approximately $656,000 as compared to $273,000 for the comparative prior year period, due to having more assets in service.

Impairment of intangible assets – During the three months ended March 31, 2008, the Company recorded a provision for impairment of intangible assets of approximately $2.8 million.  The provision was comprised of approximately $2.25 million recorded as an impairment provision for the estimated net book value of a portion of previously acquired Veritas software due to the migration from that software platform to that utilized by recently acquired Andronics, and approximately $568,000 previously recorded as goodwill related to the purchase of certain assets of Sentinela in September 2006, which was written off due to its value being impaired as a result of, among other things, departure of former Sentinela personnel.

Net Loss – Net loss for the three months ended March 31, 2008 increased to approximately $6.1 million as compared to $1.3 million for the comparative prior year period.  The increase in net loss is primarily due to the provision for asset impairment of approximately $2.8 million and increased general and administrative costs.

Six months ended March 31, 2008 and 2007

Revenues – Revenues for the six months ended March 31, 2008 decreased $68,000 to $316,000 as compared to $384,000 for the comparative prior year period.  Revenues are comprised primarily of sales of equipment and revenues from tracking and other services provided to customers.  The decrease in revenues was primarily due to decreased SARS sales of approximately $205,000 as a result of decreased sales during the three months ended March 31, 2008 for reasons as described above, offset by Andronics revenues for the current year period, as compared to no Andronics revenues during the prior year before the December 2007 acquisition.

Cost of revenue - Cost of revenues includes the cost of equipment sold and of services provided, which includes compensation costs.  Cost of revenues for the six months ended March 31, 2008 decreased to $276,000 as compared to $300,000 for the comparative prior year period due to descreased revenues.  Cost of revenues for the six months ended March 31, 2008 approximated 87% as a percent of revenues as compared to 78% during the comparative prior year period. The increase in cost of revenues as a percent of revenues was due primarily to lower than normal sales at Andronics, which due to having certain more fixed than variable costs resulted in a higher cost of revenues.

Gross Profit - Gross profit decreased to $40,000 for the six months ended March 31, 2008 as compared to $84,000 for the comparative prior year period. The decrease in gross profit was due primarily to decreased revenue volumes.

Sales and marketing expenses – Sales and marketing expenses for the six months ended March 31, 2008 decreased approximately $287,000 to $546,000 as compared to $733,000 for the comparative prior year period.  Sales and marketing expenses decreased due primarily to the 2007 period having advertising and marketing related consulting fees of approximately $627,000 as compared to $101,000 in 2008.

General and administrative expenses – General and administrative expenses increased $3.1 million for the six months ended March 31, 2008 as compared to the prior year period primarily due to, among other things, approximately $1.4 million incurred at Andronics during 2008 as compared to none in the 2007 period, as well as increases in consulting expenses, including legal, accounting and public relations costs, partially due to the Company's expanded operations and to increased costs relating to being a public company.

Depreciation and amortization – Depreciation and amortization expense, which is included in general and administrative expenses, for the six months ended March 31, 2008 increased to approximately $1.0 million as compared to $647,000 for the comparative prior year period, due to having more assets in service.

Impairment of intangible assets – During the three months ended March 31, 2008, the Company recorded a provision for impairment of intangible assets of approximately $2.8 million.  The provision was comprised of approximately $2.25 million recorded as an impairment provision for the estimated net book value of a portion of previously acquired Veritas software due to the migration from that software platform to that utilized by recently acquired Andronics, and approximately $568,000 previously recorded as goodwill related to the purchase of certain assets of Sentinela in September 2006, which was written off due to its value being impaired as a result of, among other things, departure of former Sentinela personnel.

Net Loss – Net loss for the six months ended March 31, 2008 increased to approximately $7.9 million as compared to $2.7 million for the comparative prior year period.  The increase in net loss is primarily due to the provision for asset impairment of approximately $2.8 million and increased general and administrative expenses.

Liquidity and Capital Resources

Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007, the Company received approximately $7.0 million of net proceeds pursuant to sales of equity securities in connection with its private placement offerings, and during the six months ended March 31, 2008, the Company received an additional $5.3 million.  Company management intends to continue to be engaged in additional fund-raising activities to fund future capital expenditures, potential acquisitions of businesses, and provide additional working capital, and in this regard is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements.

Net cash used by operating activities was approximately $4.4 million during the six months ended March 31, 2008 and $648,000 in the comparative prior year period. The increase in cash used by operating activities of approximately $3.8 million was due primarily to the $2.3 million increase in net loss as adjusted for depreciation and amortization, impairment and other non-cash expenses relating to share-based payments to approximately $3.7 million in the six months ended March 31, 2008 from $1.4 million during the comparative prior year period, as well as the increase in cash used for payment of accounts payable and accrued liabilities primarily related to Andronics liabilities assumed.

Net cash used in investing activities was approximately $105,000 for purchases of property, equipment and software during the six months ended March 31, 2008, and $318,000 during the comparative prior year period related to purchases of property, equipment and software of $214,000 and advances to Andronics of $104,000.

Net cash provided by financing activities was $4.8 million during the six months ended March 31, 2008 and $1.0 million in the comparative prior year period.  The increase of net cash provided during the current fiscal year was primarily due to an increase in proceeds, net of issuance costs, from sales of the Company’s common stock and warrants to purchase common stock.

Inflation - Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations.

Contractual Obligations and Off-Balance Sheet Arrangements –

In connection with the acquisition of Andronics, the Company entered into a facilities lease agreement with certain shareholders of Andronics, pursuant to which the Company will pay monthly rent of ten thousand pounds sterling (at an exchange rate near period-end of approximately USD $20,000 per month, or $240,000 per year) for a five year term.

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

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. Based on our cash and cash equivalents, balances at March 31, 2008, a 100 basis point increase or decrease in interest rates would result in an immaterial increase or decrease in interest income on an annual basis.

Item 4T.                                Controls and Procedures

(a) Disclosure controls and procedures.

Out management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(0) under the Exchange Act. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required "disclosure controls and  procedures" as defined in Rule 13a-15(e).  The Company’s disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives.

On February 15, 2008, our management after discussion with the Company’s independent registered public accounting firm, decided to restate certain of  the Company’s previously filed consolidated financial statements for the correction of errors. The Company’s management, who participated in the discussion, includes those officers and directors who are responsible for the adequacy and accuracy of disclosures in the Company’s filings. Consolidated financial statements as of (i) September 30, 2006 and December 31, 2005 and for the fiscal years then ended included as Exhibit 99.1 in the Company’s Current Report on Form 8-K date of report August 28, 2007, (ii) June 30, 2007 and 2006 and for the nine months then ended included as Exhibit 99.3 in the Company’s  Current Report on Form 8-K/A date of report August 28, 2007, and (iii) September 30, 2007 and 2006 and for the fiscal years then ended included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 (collectively, the “Original Financial Statements” and “Original Reports”) have been restated.

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

 Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) as of March 31, 2008 (the “Evaluation Date”).   Management determined that its controls over assuring that all material agreements, obligations and commitments have been disclosed to personnel responsible for preparation of financial statements were ineffective, and accordingly, has concluded that the Company’s disclosure controls over financial reporting were not effective as of the Evaluation Date.   Upon identification of this material weakness, the Company initiated a review of its internal controls and processes with respect to whether all existing material agreements and obligations have been identified, monitored and reported, and to determine what changes, if any, are required to prevent recurrence of this type of error.

 As for the material weakness identified, management has implemented the following remedial actions:

•	Obtaining representations in writing from directors and officers regarding full disclosure of agreements, and

•	Initiated the process the of forming a financial reporting disclosure committee and processes.

(b) Changes in internal control over financial reporting.

We are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for the fiscal year ended September 30, 2008.  This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting.  We intend to continue to refine and improve our internal controls on an ongoing basis.  During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation, such as those described in (a) above.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.  The Company is unaware of any other threatened or pending litigation against it not in the ordinary course of business and that has not previously been disclosed.

Item 1A. Risk Factors

•	We have no substantial history of having meaningful revenues or profitable operations and may incur future losses, which will likely impair our future stock price.

•	Most of our end-users are subject to budgetary and political constraints which may delay or limit purchases of our products, and we will have no control over those decisions.

•	We are dependent on a few of our larger customers and are vulnerable to changes in their asset tracking requirements.

•
Currently, a significant part of our revenue is attributable to contracts with government agencies, particularly the U.S. Coast Guard.  Changes in the priorities of the government may affect the level of funding allocated towards U.S. Coast Guard programs.  We may benefit if greater funds are allocated toward asset tracking to the extent that our business is engaged for such use.   However, changes in priorities in government spending may diminish the U.S. Coast Guard’s capacity to engage our services.

•	Our revenue sources are presently concentrated in the maritime market and not yet diversified in other segments, which may adversely affect our business in an industry slump.

•	Our business and operations would suffer in the event of system failures.

•
From time to time, we install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, we may experience material disruptions to our business, delays in our external financial reporting or failures in our system of internal controls, that could have a material adverse effect on our results of operations.

•
The market price for our common stock, shares of which underlie our preferred stock, may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price.

•
Our executive officers, directors and insider shareholders, and parties related to them, will own or control approximately 26% of our outstanding common stock, which may limit the ability of our other shareholders, whether acting alone or together, to propose or direct the management or overall direction of our company.  Additionally, this concentration of ownership could discourage or prevent a potential takeover that might otherwise result in receiving a premium over the market price of your shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

[See Exhibit Index attached]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SARS CORPORATION

/s/ Clayton Shelver
Clayton Shelver
Director and Chief Executive Officer

DATE  May 15, 2008