Form 10-Q
period 2008-06-30
SARS CORP.
filed 2008-08-14
CIK 1070510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares of the Company's common stock issued and outstanding on June 30, 2008 is 38,771,917.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer [ ]                                           Accelerated filer [ ]   Non-accelerated filer [ ]    Smaller reporting company [X]

SARS CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.                                Financial Statements
SARS Corporation and its subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(in thousands, except share data)

	June 30,	September 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$112	$31
Receivable for cash in escrow for common stock sold	66	890
Accounts receivable, net	299	89
Inventory	365	142
Prepaid expenses and other current assets	387	54
Total Current Assets	1,228	1,206
Property, equipment and software, net	3,111	4,179
Identifiable intangible assets	3,023	-
Goodwill	-	568
Advances to and receivables from Andronics	-	854
Other assets	35	35
Total Assets	$7,398	$6,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued expenses	$616	$467
Accounts payable - related party	134	420
Accrued liabilities	1,430	93
Notes payable current portion	44	40
Convertible notes payable	867	-
Deferred revenue	25	12
Total Current Liabilities	3,115	1,032
Notes payable, net of current portion	47	83
Other non-current liabilities	189	-
Total Liabilities	3,352	1,115

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $0.001 par value; 50,000,000 shares authorized;
Series A Convertible Preferred Stock - 1 share issued and
outstanding; liquidation value of $950	950	950
Common Stock and additional paid-in capital - $0.001 par value,
500,000,000 shares authorized, 39,099,393 and 31,850,198
shares issued and issuable, respectively	34,674	25,680
Other comprehensive income	(69)	-
Accumulated deficit	(31,509)	(20,903)
Total Stockholders' Equity	4,046	5,727

Total Liabilities and Stockholders' Equity	$7,398	$6,842

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Revenues	$485	$131	$801	$515
Cost of revenues	346	115	622	415
Gross profit	139	16	179	100
Operating Expenses
Sales and marketing expense	142	732	688	1,465
General and administrative expense	2,667	1,608	7,217	3,023
Impairment of intangible assets	-	-	2,818	-
Total operating expenses	2,809	2,340	10,723	4,488
Loss from operations	(2,670)	(2,324)	(10,544)	(4,388)
Other Income (Expense)
Interest expense	(62)	(21)	(90)	(636)
Interest income	3	5	28	5
Total other income (expense)	(59)	(16)	(62)	(631)
Loss before income taxes	(2,729)	(2,340)	(10,606)	(5,019)
Income taxes	-	-	-	-
Net loss	(2,729)	(2,340)	(10,606)	(5,019)
Preferred stock dividends	(19)	-	(57)	-

Net loss attributable to holders of common stock	$(2,748)	$(2,340)	$(10,663)	$(5,019)

Basic and diluted net loss attributable to holders
of common stock per common share	$(0.07)	$(0.09)	$(0.29)	$(0.23)
Weighted average basic and diluted shares outstanding	38,962,736	25,025,642	37,281,203	22,047,893

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
Unaudited
 (in thousands, except share data)

			Common Stock
	Series A Preferred Stock		and additional paid-in capital		Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Income	Deficit	Total

Balance at September 30, 2007	1	$950	31,850,198	$25,680	$-	$(20,903)	$5,727
Shares issued for cash received			6,363,750	6,364			6,364
Stock issue costs paid or payable in cash				(1,497)			(1,497)
Shares issued upon cashless exercise of warrants			27,257	-			-
Shares issuable for services provided recorded as stock issue costs			308,188
Preferred stock dividends				(57)			(57)
Common stock and warrants issuable for Andronics purchase			50,000	2,174			2,174
Increase in paid-in capital relating to fair value of beneficial conversion
feature of convertible notes payable issued				876			876
Shares and warrants issued for services			500,000	1,135			1,135
Other comprehensive income - foreign currency translation loss					(69)		(69)
Net loss for the nine months ended June 30, 2008						(10,606)	(10,606)
Comprehensive loss	-	-	-	-	-	-	(10,675)

Balance at June 30, 2008	1	$950	39,099,393	$34,674	$(69)	$(31,509)	$4,046

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine months ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(10,606)	(5,019)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization of property and equipment	986	919
Amortization of intangible assets	1,178	-
Impairment of intangible assets	2,818	-
Non-cash interest expense	41	582
Share-based payments included in general and administrative expense	421	208
Changes in operating assets and liabilities, exclusive of Andronics acquisition
Account receivable	251	(123)
Inventories	(142)	(22)
Prepaid expenses and other current assets	26	(14)
Accounts payable	(506)	(439)
Accrued liabilities	(444)	-
Other	57	18
Net cash used in operating activities	(5,920)	(3,890)
Cash Flows From Investing Activities
Advances to Andronics. Ltd.	-	(282)
Purchases of property, equipment, and software	(112)	(358)
Net cash used in investing activities	(112)	(640)
Cash Flows From Financing Activity
Borrowings on notes payable	200	129
Payments on notes payable	(32)	-
Proceeds from sale of common stock and warrants, net of cash fees	6,609	5,474
Preferred stock dividends	(57)	-
Stock issue costs	(606)	-
Net cash provided by financing activities	6,114	5,603

Effect of exchange rate changes on cash and cash equivalents	(1)	-

Net increase in cash and cash equivalents	81	1,073
Cash and cash equivalents, beginning of period	31	66

Cash and cash equivalents, end of period	$112	$1,139

Supplemental disclosure of cash flow information
Cash paid for interest	$57	$35
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Activities
Common shares issued for stock issue costs	$636	$-
Warrants issued for services	$2,201	$-
Amounts payable to related party for stock issue costs	$308	$-
Securities issued for purchase of Andronics:
Convertible debentures, net of fair value premium
recorded as an increase in paid-in capital	$722	$-
Common stock	$104	$-
Warrants	$2,070	$-

See accompanying notes to condensed consolidated financial statements.

SARS Corporation and its subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008

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

Note 2.                       Liquidity

Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007 the Company raised approximately $7.0 million of net proceeds pursuant to sales of equity securities, and during the nine months ended June 30, 2008, the Company received additional net proceeds of approximately $5.2 million through sales of approximately 6.4 million shares of its common stock, received $827,000 from its receivable for cash in escrow for common stock sold, and received $200,000 from short-term convertible borrowings.  Company management continues to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital, and in this regard has entered into a funding arrangement providing for borrowings of up to $2.5 million pursuant to convertible promissory notes collateralized by a pledge of substantially all of the Company’s assets.  Subsequent to June 30, 2008, the Company has received approximately $300,000 pursuant to this funding arrangement.   There can be no assurance that this or other additional financing will be available on favorable terms or at all.  If the Company does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  At June 30, 2008, the Company does not have sufficient cash to meet its needs for the next twelve months.

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses since inception, including approximately $10.6 million during the fiscal year-to-date nine months ended June 30, 2008 and approximately $6.3 million during the year ended September 30, 2007, and has an accumulated deficit at June 30, 2008 of approximately $31.5 million, and has relied on proceeds from sales of its common stock and warrants to purchase common stock, as supplemented by bridge loan and convertible note borrowings, to fund operations and business development and growth. Further, it is expected that the Company will continue to experience net losses throughout this current fiscal year, and beyond.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3.                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the June 30, 2008 interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2008 or for any other future interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s September 30, 2007 Annual Report on Form 10-KSB/A.

Note 4.                      Summary of Significant Accounting Policies

Significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in the notes to our audited annual consolidated financial statements for the fiscal year ended September 30, 2007. A condensed summary of disclosures regarding certain of such policies are set forth below.

Inventory – Inventory consists primarily of tracking equipment held for resale.

Concentration of Credit Risk – The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the nine months ended June 30, 2008 and 2007, the Company had revenues of over 10% of total revenue from individual customers as follows (“*” means < 10%):

	2008	2007
Customer A	14%	*
Customer B	*	24%

Geographic Information – At June 30, 2008, approximately 73% of the Company’s total assets represented assets relating to the business of Andronics, which the Company acquired in December 2007, comprised of current assets of approximately $519,000 and $4.9 million of non-current assets, primarily software and identifiable intangible assets.  Approximately 63% of the Company’s revenues for the nine months ended June 30, 2008 were from customers of the Company’s Northern Ireland subsidiary, which results of operations are included in the Company’s consolidated operating results for the period December 20, 2007 through June 30, 2008.

Goodwill - Goodwill consisted of the excess of purchase price over fair value of assets acquired related to the purchase of certain assets of Sentinela, LLC (“Sentinela”) in 2006. Goodwill was not amortized, but was subject to periodic review for impairment in value.  As described in Note 8, during the three months ended March 31, 2008, as a result of, among other things, departure of former Sentinela personnel, the goodwill was written off due to its value being impaired.

Impairment of Long-Lived Assets - The Company’s long-lived assets, including property, equipment and software, goodwill and customer list, are reviewed for carrying value impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of its goodwill and other intangible assets in accordance with SFAS 142. As described in Note 8, due to the migration of a portion of previously acquired Veritas software to the software platform utilized by recently acquired Andronics, the remaining estimated net book value of this portion of acquired software was deemed to have no future value and the Company recorded a provision for impairment of intangible assets of approximately $2.25 million during the three months ended March 31, 2008.

Business Combination and Identifiable Intangible Assets - In connection with the acquisition in December 2007 of certain assets of Andronics, Ltd., the Company acquired certain identifiable intangible assets including intellectual property, trademarks and customer-based intangibles. This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Amounts allocated to intangible assets were identified by management and have been valued on a number of factors based upon preliminary estimates. The estimate of useful lives of each intangible asset of two years was based on an analysis by management of all pertinent factors.  The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. At June 30, 2008, these identifiable intangible assets approximated $3.0 million, net of accumulated amortization of approximately $1.2 million.  Amortization expense for these intangible assets will approximate $1.6 million in the fiscal year ending September 30, 2008, $1.8 million in the fiscal year ending September 30, 2009 and $200,000 in the fiscal year ending September 30, 2010.

 Loss per share -  Common stock equivalent shares excluded from loss per share computations because the effect would be antidilutive include 11,578,948 and 8,287,553 shares for warrants at June 30, 2008 and 2007, respectively, and 949,909 and 1,089,909 shares for convertible preferred stock at June 30, 2008 and 2007, respectively, and 1,522,000 shares for convertible promissory notes at June 30, 2008.

Note 5.   Advances to and Acquisition of Andronics, Ltd.

In December 2007, the Company, through its wholly-owned United Kingdom subsidiary, Jinkhold, Ltd., renamed SARS Andronics, closed a material definitive agreement with Andronics, Ltd., a company formed under the laws of Northern Ireland (“Andronics”), pursuant to which the Company purchased substantially all of the assets of Andronics in exchange for (i) the assumption of substantially all of its liabilities, (ii) 50,000 shares of Company common stock valued at $104,000, (iii) $722,000 of 10% convertible debentures, and (iv) options to purchase 1,000,000 shares of Company common stock and the obligation to issue an additional 500,000 options contingent on attaining certain quarterly revenue amounts (which such revenue targets have not been met).  The shares of common stock were valued at $2.08 per share, the weighted average closing/last price quoted during a relatively short period before and after the December 20, 2007 acquisition date.  The options to purchase Company common stock have a one-year term to purchase stock at $0.01 per share vesting monthly over a 12-month period, and were valued at approximately $2.1 million as determined utilizing the Black-Scholes pricing model with assumptions of a $2.08 market price, volatility of 79%, dividend yield of 0%, expected term of 1.3 years and a risk-free interest rate of 3.2%.  The convertible debentures are convertible into shares of Company common stock at a conversion price of $1.00 per share, and if not converted or repaid prior to the maturity date, which is twelve months from date of issuance, the debentures and related accrued interest will convert into shares of Company common stock.  The convertible debentures were valued at approximately $1.5 million based upon receiving 722,000 shares of common stock using the acquisition date quoted value of $2.08.  Additionally, the Company executed a five-year facilities lease agreement with certain shareholders of Andronics pursuant to which the Company will pay monthly rent of 10,000 pounds sterling.  To the extent that contractual lease obligations exceed market rents, the Company has recorded lease obligations of approximately $215,000 as a liability included in purchase price consideration.

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

Andronics, which delivers two-way data solutions for monitoring and managing remote assets such as vehicles and liquefied petroleum gas tanks, is a part of the Company’s commitment to deliver real-time business intelligence about fixed and mobile assets located anywhere in the world.  This acquisition has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”).  The total purchase price of approximately $7.1 million, including liabilities assumed of approximately $2.4 million, has been allocated to assets acquired based on preliminary estimates of fair values, which resulted in the majority being allocated to identifiable intangible assets, including customer relationships, intellectual property and trademarks, and to software, and which is summarized as follows (in thousands):

Current assets	$565
Property, equipment and software	2,238
Identifiable intangible assets	4,283
Total	$7,086

Operating results for Andronics are included in the Company’s operating results from the date of acquisition. The following supplemental pro forma information has been presented on the basis as if the asset acquisition had occurred at the beginning of the nine months ended June 30, 2008 and 2007 (in thousands):

	2008	2,007

Revenues	$1,344	$2,547
Net loss	$(11,286)	$(8,238)
Net loss per common share	$(0.30)	$(0.37)

Note 6.  Convertible Notes Payable

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

During May 2008, the Company received cash of $200,000 and issued $200,000 of convertible notes payable, bearing interest at 10%, due in 90 days, and convertible into shares of Company common stock at an exercise price of $0.25 per share.  The market quoted close/last price of the Company’s common stock at the note issuance date of $0.37 per share was in excess of the exercise price.  Accordingly, the Company has recorded the beneficial conversion feature of $96,000 as debt discount to be amortized to interest expense over the related debt term, which such amortization resulted in interest expense of $41,000 during the three months ended June 30, 2008.  The remaining $55,000 of unamortized debt discount is expected to be recognized as expense during the three months ending September 30, 2008.  In July 2008, the holder of this $200,000 convertible note payable, together with approximately $2,000 of accrued interest, exchanged this note for the same amount of two year convertible notes payable as disclosed in Note 11.

Note 7.  Common Stock and Warrants

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

In June 2008, the Company’s Board of Directors ratified a restricted stock agreement with the Company’s Interim Chief Financial Officer pursuant to which the Company has issued and will issue shares of its common stock for services provided and to be provided.  A total of 200,000 shares are to be issued, of which 150,000 have been issued and are fully-vested as of June 30, 2008, and of which 50,000 will be issued and fully-vested as of September 30, 2008.  During the three months ended June 30, 2008, the Company recorded expense of approximately $40,000 related to vested shares based on the closing market price of the stock as of the date of the Board ratification, and expects to record additional expense of $14,000 during the three months ending September 30, 2008.

Warrants - As of June 30, 2008, there are 1,000,000 warrants issuable with an exercise price of $0.01 and a term of approximately 0.5 year, 9,428,448 warrants issued and issuable with an exercise price of $1.00 and a weighted average remaining term of approximately 4.0 years and 1,150,500 warrants issued and issuable with an exercise price of $1.25 and a weighted average remaining term of approximately 2.0 years.  As of June 30, 2008, the aggregate intrinsic value of outstanding warrants, based on a closing stock price of $0.23 at that date is approximately $220,000
.
Changes in warrants outstanding during the nine months ended June 30, 2008, is as follows:

				weighted average
	number of	exercise	term	exercise	remaining term
	warrants	price	(in years)	price	(in years)

Outstanding at October 1, 2007	8,977,601			$1.03	3.9
Exercised	(63,600)	$1.00	3.9
Issued to placement agents	1,364,947	1.00	5.0
Issuable in connection with Andronics acquisition	1,000,000	0.01	1.0
Issued for services	300,000	1.00	10.0
Outstanding at June 30, 2008	11,578,948			$0.94	3.3

The weighted average fair value of warrants issued and issuable during the interim periods ended June 30, 2008 and 2007, as determined using the Black-Scholes pricing model, was approximately $1.78 and $0.97, respectively, utilizing the following assumptions:

	interim periods ended June 30,
	2008	2007
Expected life in years	1.3 to 10.0	5.0
Volatility	79% to 105%	145% to 152%
Interest rate	3.2% to 3.5%	4.5%
Dividend yield rate	0%	0%

Share-based payments relating to warrants included in general and administrative expense for the nine months ended June 30, 2008 and 2007 were approximately $421,000 and $208,000, respectively.  The value of warrants issued to the placement agents was approximately $2.2 million, which is accounted for as stock issue costs, and which has the effect of both increasing common stock and additional paid-in capital for recognition of fair value and decreasing common stock and additional paid-in capital for recognition of the issue costs.  The value of warrants issued in connection with the Andronics acquisition was approximately $990,000, which is accounted for as an increase in common stock and additional paid-in capital and as a portion of the Andronics purchase price.

Note 8.                      Impairment of Intangible Assets

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

Note 9.                      Related Party Transactions

One of the Company’s stockholders, a member of the Company’s Board of Directors, and its Secretary, is the managing partner of a law firm, which provides legal services to the Company.  The Company incurred approximately $1.3 million in legal fees from this firm during the nine months ended June 30, 2008, of which $108,000 is included in accounts payable-related party at June 30, 2008.

The Company's Interim Chief Financial Officer is a partner in an accounting firm which provides accounting services to the Company.  During the nine months ended June 30, 2008, the Company has incurred approximately $229,000 in fees, including fees related to services provided by the Interim Chief Financial Officer, of which approximately $26,000 is included in accounts payable-related party at June 30, 2008.

Note 10. Commitments and Contingencies

In connection with the December 2007 acquisition of Andronics, the Company entered into a facilities lease agreement with certain shareholders of Andronics, pursuant to which the Company will pay monthly rent of 10,000 pounds sterling (which at an exchange rate near year-end approximates USD $20,000 per month, or $240,000 per year) for a five year term.

During the three months ended June 30, 2008, the Company entered into agreements with placement agents in connection with the Company’s proposed offer and private placement of its preferred stock, common stock, other equity or equity-linked interests of the Company or debt securities of the Company, pursuant to which, among other things, the placement agents would receive fees and expenses based, in part, on the amount of funds raised and securities issued.

The Company is subject to lawsuits and other claims in the normal course of business.  The Company establishes accruals for specific liabilities in connection with legal actions deemed to be probable and reasonably estimable.  No material amounts have been accrued as of June 30, 2008 in these accompanying condensed consolidated financial statements with respect to any legal matters.  Company management does not expect that the ultimate resolution of pending legal matters in future periods will have a material effect on the Company’s financial condition or results of operations.

Note 11. Subsequent Events

On July 1, 2008, the Company entered into a Convertible Promissory Note and related Security Agreement with an investor (the “Holder”), which provide for, among other things, the Company to borrow up to $2.5 million, which may be loaned from time to time upon the mutual agreement of both the Company and the Holder.  The notes accrue interest at a rate of ten percent per annum with quarterly payments of interest to be made on the first day of each fiscal quarter commencing September 1, 2008 until July 1, 2011 at which date the entire principal balance together with any accrued and unpaid interest shall be due and payable in full.  The Holder shall have the right at any time to convert all or any portion of the note and all accrued but unpaid interest thereon into common stock of the Company at the rate of $0.25 per share, which was a conversion rate not less than the market quoted/last price of the Company's common stock at the note issuance date.   Pursuant to terms of the Security Agreement, the Company has granted a security interest in all of the Company’s accounts receivable, inventory and intellectual property, including, but not limited to all rights, title and interest in all computer software, program formats and databases, patents, patent applications and the like, registered trademarks and service marks, logos, internet domain names, copyrights, designs, data and database rights and registrations, inventions and other proprietary rights and goodwill associated with any of the foregoing.  In addition, the Company granted to the Holder a warrant to purchase Company common stock at an exercise price of $0.50 per share for up to a maximum of 5,000,000 shares.  The number of warrants exercisable at any date is 50% of the number of shares that the Company issued to the Holder upon conversion of the Convertible Promissory Notes.  The warrants are exercisable for a period of three years following conversion of the Convertible Promissory Notes. Subsequent to June 30, 2008, the Company received approximately $300,000 pursuant to this funding arrangement, and approximately $202,000 of these Convertible Promissory Notes were issued in exchange for short-term convertible notes payable issued in May 2008.

In July 2008, the Company issued 100,000 shares of its common stock to an individual in exchange for financing and marketing services.  Additionally, in July 2008, the Company amended the consulting services agreement with its recently appointed Chief Executive Officer such that, among other things, the Company issued 200,000 shares of its common stock to the executive.  Further, in July 2008, the Company also granted five-year common stock warrants to purchase 500,000 shares of Company common stock at a per share price of $0.19, the market quoted/last price on the date of grant, to each of the Company’s Chief Executive Officer and Interim Chief Financial Officer (who recently became a member of the Board of Directors) in consideration of the performance of duties as Chief Executive Officer and as Director, respectively.  The fair value of these common stock issuances and warrant grants will be recorded as general and administrative expense during the three months ended September 30, 2008.

Item 2.   Management’s discussion and analysis or plan of operations

FORWARD LOOKING STATEMENTS CAUTIONARY
This Item 2 and the June 30, 2008 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

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

Overview –

Organization – SARS Corporation, a Nevada corporation, (formerly Mycom Group, Inc. prior to the August 2007 merger with Veritas Solutions, Inc. and its wholly-owned subsidiary, Secure Asset Reporting Services, Inc., and subsequently renamed), and together with its subsidiaries (“SARS” or the “Company”) is headquartered near Seattle, Washington U.S.A.  Utilizing a network of satellite, cellular and VHF radio systems, SARS provides remote asset management and telematics solutions that deliver real-time business intelligence about fixed and mobile assets including vessels, cargo containers, trucks, aircraft, fuel tanks, bridges, and pipelines anywhere in the world.  With the SARS Tracpoint ® software suite, business and government organizations in the marine, energy, transportation and other industries can track, monitor and manage assets for improved safety, better security and increased business efficiency.   In December 2007, the Company closed its asset purchase agreement of Andronics Ltd., a company located in Northern Ireland, and which provides global two-way data solutions for monitoring and controlling remote assets.

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

In June and again in August 2008, the Company announced that its revenue projections for the fiscal years ending September 30, 2008 and 2009 were revised downward due to the time, expense and effort associated with (i) completion of product design and development; (ii) introduction of its UtilityEye® product to a commercial market; and (iii) establishment of a strategic relationship with a manufacturing partner.  In connection with restructuring its operations and redesigning its products, sales strategy and manufacturing relationships, and due to higher than anticipated costs associated with the launch of its products,  it is expected that SARS will continue to experience net losses throughout this current fiscal year, and beyond into fiscal 2009.  During 2008, SARS has improved its operations facilities to vastly increase production capabilities, restructured its management team, including the hiring of a new CEO/COO, and acquired new technology that will increase the quality and demand of its products.  As a result of these actions, SARS has cut costs, created a strong distribution network, standardized its technology to make it world class, and added “best of breed” partners, such as RackSpace and Flextronics, to meet the expectations of its customers.

During 2008 we combined Andronics Leocate and SARS’ Intellitrax business intelligence software into one system Tracpoint ®.  Tracpoint is a centralized platform for the acquisition, aggregation and dissemination of intelligence on mobile and fixed assets.  The technology behind the system is a hardware-indifferent foundation for tracking remote assets that are engaged in the distribution of goods in commerce, through terrestrial and satellite communications platforms.  The technology provides for the acquisition, data warehousing and subsequent presentation of multiple data sets, including location, maintenance records, security status, control data and state of goods while in storage or transit.   The Company intends to seek patent protection for a number of aspects of its proprietary technology.  With Tracpoint, we gather tracking and other data from disparate sources on various assets such as ships, planes and containers, and present them to our customers in one place in an easy-to-use format.  For these services, customers pay us an ongoing access fee.  SARS can source data from third-party hardware that the Company can resell and install, or from hardware that is already in use by the business operator or government agency.  Our software, which consists of proprietary and licensed software, allows our customers to track their assets anywhere in the world, in real time, 24 hours a day.

In a market where most firms utilize a global positioning satellite, or GPS, message to provide basic information on the location of an asset, the Company distinguishes its product by going beyond just asset tracking.  Asset location is the first piece of data and it becomes the launching point for a more extensive set of data about the usage and condition of the asset, its financial impact on the customer’s business and other critical operational parameters.  SARS believes that taking GPS data, merging it with key performance expectations and presenting the results to a fleet manager provides a powerful edge in safety and security, administrative cost reduction and in revenue and margin enhancement.

The Company does not manufacture hardware products.  All hardware utilized in the remote asset management solutions is provided by third-party vendors or directly from manufacturers.  During 2008, we condensed our Andronics supply chain and moved our manufacturing relationship to Flextronics, pursuant to which we can have more unit volume capacity as compared to prior limitations, and will be able to reduce unit costs.  In terms of research and development, as technology advances and new hardware equipment becomes available the Company maintains the flexibility to develop essential connection software to process the data that these new units produce.  In this regard, in 2008, we have been re-engineering our UtilityEye® LPG units with Flextronics and are continuing to produce smaller, lighter and less costly units.  The Company also continues to improve the software displays of its application layer and the processing of existing data in the core platform layer in order to grow as new customers and assets come online.

Our revenue model is comprised of (i) a monthly recurring software usage fee for access to Tracpoint including long-range identification tracking display, automatic identification system display, alarm notifications and alarm monitoring; (ii) a monthly recurring airtime and data delivery fee for the cost of airtime from our service providers, plus mark-ups; and (iii) one-time fees for hardware, installation, shipping, customization and special programming requirements. As demand dictates, we resell and install hardware from third parties to facilitate data flow and, in turn, we expect revenues from such resale and installations to be a large part of our initial revenue base.  Our objective is to migrate new customers to a recurring revenue model, one that imposes a software usage fee. We expect revenues to continue to increase in most, if not all, revenue sources. We are adding new customers to our system and with new customers there is the potential for an additional recurring revenue source.

Major Customers  – The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the nine months ended June 30, 2008, revenues from one customer represented approximately 14% of total revenues.

Basis of presentation and liquidity - Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007 the Company raised approximately $7.0 million of net proceeds pursuant to sales of equity securities, and during the nine months ended June 30, 2008, the Company received additional net proceeds of approximately $5.2 million through sales of approximately 6.4 million shares of its common stock, received $827,000 from its receivable for cash in escrow for common stock sold, and received $200,000 from short-term convertible borrowings.  Company management continues to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital, and in this regard has entered into a funding arrangement providing for borrowings of up to $2.5 million pursuant to 2 year convertible promissory notes collateralized by a pledge of substantially all of the Company’s assets.  Subsequent to June 30, 2008, the Company has received approximately $300,000 pursuant to terms of this funding arrangement and exchanged $202,000 of these notes for short-term convertible promissory notes issued in May.   There can be no assurance that this or other additional financing will be available on favorable terms or at all.  If the Company does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  At June 30, 2008, the Company does not have sufficient cash to meet its needs for the next twelve months.

The Company’s consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred significant losses since inception, including approximately $10.6 million during the fiscal year-to-date nine months ended June 30, 2008 and approximately $6.3 million during the year ended September 30, 2007, and has an accumulated deficit at June 30, 2008 of approximately $31.5 million, and has relied on proceeds from sales of its common stock and warrants to purchase common stock, as supplemented by bridge loan and convertible note borrowings, to fund operations and business development and growth. Further, it is expected that the Company will continue to experience net losses throughout this current fiscal year, and beyond.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, estimates and assumptions are evaluated. Estimates are based on historical experience and on various other factors believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is presented in Note 1 to our consolidated financial statements included in our September 30, 2007 Annual Report on Form 10-KSB. The following accounting policies are considered the more critical to aid in understanding and evaluating our results of operations and financial condition.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property, equipment and software, recoverability of receivables, valuation and recoverability of inventories, recoverability of long-lived assets, valuation of intangible assets and allocation of purchase price, valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

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

Impairment of Long-lived Assets - The Company’s long-lived assets, including property, equipment and software, goodwill and customer list, are reviewed for carrying value impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of its goodwill and other intangible assets in accordance with SFAS 142. Due to the migration of a portion of previously acquired Veritas software to the software platform utilized by recently acquired Andronics, the remaining estimated net book value of this portion of acquired software was deemed to have no future value and the Company recorded a provision for impairment of intangible assets of approximately $2.25 million during the three months ended March 31, 2008. Additionally, during the three months ended March 31, 2008, as a result of, among other things, departure of personnel from a prior business acquisition pursuant to which goodwill was recorded, the goodwill was written off due to its value being impaired.

Results of Operations

Three months ended June 30, 2008 and 2007

Revenues – Revenues for the three months ended June 30, 2008 increased $354,000 to $485,000 as compared to $131,000 for the comparative prior year period.  Revenues are comprised primarily of sales of equipment and revenues from tracking and other services provided to customers.  The increase in revenues was due to Andronics revenues for the current year period, as compared to no Andronics revenues during the prior year before the December 2007 acquisition.

Cost of revenue - Cost of revenues includes the cost of equipment sold and of services provided, which includes compensation costs.  Cost of revenues for the three months ended June 30, 2008 increased to $346,000 as compared to $115,000 for the comparative prior year period.  Cost of revenues for the three months ended June 30, 2008 approximated 71% as a percent of revenues as compared to 88% during the comparative prior year period. The decrease in cost of revenues as a percent of revenues was due primarily to revenues from Andronics, which have a higher gross profit margin as compared to SARS.

Gross Profit - Gross profit increased to $139,000 for the three months ended June 30, 2008 as compared to $16,000 for the comparative prior year period. The increase in gross profit was due primarily to increased revenue volumes.

Sales and marketing expenses – Sales and marketing expenses for the three months ended June 30, 2008 decreased approximately $590,000 to $142,000 as compared to $732,000 for the comparative prior year period.  Sales and marketing expenses decreased due primarily to reduced personnel associated with such activities.

General and administrative expenses – General and administrative expenses increased $1.1 million for the three months ended June 30, 2008 as compared to the prior year period primarily due to approximately $1.3 million incurred at Andronics during 2008 as compared to none in the 2007 period.

Depreciation and amortization – Depreciation and amortization expense, which is included in general and administrative expenses, for the three months ended June 30, 2008 increased to $1.1 million as compared to $272,000 for the comparative prior year period, due to having more assets in service as a result of the Andronics acquisition in December 2007.

Loss from operations – Loss from operations for the three months ended June 30, 2008 increased to approximately $2.7 million as compared to $2.3 million for the comparative prior year period.  The increase in loss from operations is primarily due to increased general and administrative expenses.

Nine months ended June 30, 2008 and 2007

Revenues – Revenues for the nine months ended June 30, 2008 increased $286,000 to $801,000 as compared to $515,000 for the comparative prior year period.  Revenues are comprised primarily of sales of equipment and revenues from tracking and other services provided to customers.  The increase in revenues was primarily due to Andronics revenues for the current year period, as compared to no Andronics revenues during the prior year before the December 2007 acquisition, offset by decreased SARS sales of approximately $221,000 as a result of decreased sales to Andronics during the prior year period.

Cost of revenue - Cost of revenues includes the cost of equipment sold and of services provided, which includes compensation costs.  Cost of revenues for the nine months ended June 30, 2008 increased to $622,000 as compared to $415,000 for the comparative prior year period.  Cost of revenues for the nine months ended June 30, 2008 approximated 78% as a percent of revenues as compared to 81% during the comparative prior year period. The decrease in cost of revenues as a percent of revenues was due primarily to revenues from Andronics, which have a higher gross profit margin as compared to SARS.

Gross Profit - Gross profit increased to $179,000 for the nine months ended June 30, 2008 as compared to $100,000 for the comparative prior year period. The increase in gross profit was due primarily to increased revenue volumes.

Sales and marketing expenses – Sales and marketing expenses for the nine months ended June 30, 2008 decreased $777,000 to $688,000 as compared to $1.5 million for the comparative prior year period.  Sales and marketing expenses decreased due primarily to the 2007 period including advertising and marketing related consulting fees of approximately $1.2 million as compared to $120,000 in 2008.

General and administrative expenses – General and administrative expenses increased approximately $4.2 million for the nine months ended June 30, 2008 as compared to the prior year period primarily due to, among other things, $2.7 million incurred at Andronics during 2008 as compared to none in the 2007 period, as well as increases in consulting expenses, including legal, accounting and public relations costs, partially due to increased costs relating to being a public company in 2008.

Depreciation and amortization – Depreciation and amortization expense, which is included in general and administrative expenses, for the nine months ended June 30, 2008 increased to $2.2 million as compared to $919,000 for the comparative prior year period, due to having more assets in service.

Impairment of intangible assets – During the nine months ended June 30, 2008, the Company recorded a provision for impairment of intangible assets of approximately $2.8 million.  The provision was comprised of approximately $2.25 million recorded as an impairment provision for the estimated net book value of previously acquired Veritas software due to the migration from that software platform to that utilized by recently acquired Andronics, and approximately $568,000 previously recorded as goodwill related to the purchase of certain assets of Sentinela in September 2006, which was written off due to its value being impaired as a result of, among other things, departure of former Sentinela personnel.

Loss from operations – Loss from operations for the nine months ended June 30, 2008 increased to approximately $10.5 million as compared to $4.4 million for the comparative prior year period.  The increase in loss from operations is primarily due to the provision for asset impairment of approximately $2.8 million and increased general and administrative expenses.

Liquidity and Capital Resources

Since inception, the Company has funded its operations and business development and growth primarily through sales of its common stock and warrants to purchase common stock. In this regard, during the fiscal year ended September 30, 2007 the Company raised approximately $7.0 million of net proceeds pursuant to sales of equity securities, and during the nine months ended June 30, 2008, the Company received additional net proceeds of approximately $5.2 million through sales of approximately 6.4 million shares of its common stock, received $827,000 from its receivable for cash in escrow for common stock sold, and received $200,000 from short-term convertible borrowings.  Company management continues to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital, and in this regard has entered into a funding arrangement providing for borrowings of up to $2.5 million pursuant to convertible promissory notes collateralized by a pledge of substantially all of the Company’s assets.  Subsequent to June 30, 2008, the Company has received approximately $300,000 pursuant to terms of this funding arrangement.   There can be no assurance that this or other additional financing will be available on favorable terms or at all.  If the Company does not raise additional capital, then the Company may be forced to severely curtail or cease operations. Consequently, the Company is actively working with investment banks and institutional investors to obtain additional capital through various financing options; however, the Company does not have any additional financing agreements. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  At June 30, 2008, the Company does not have sufficient cash to meet its needs for the next twelve months.

Net cash used by operating activities was approximately $5.9 million during the nine months ended June 30, 2008 and $3.9 million in the comparative prior year period. The increase in cash used by operating activities of approximately $2.0 million was due primarily to the $1.9 million increase in net loss as adjusted for depreciation and amortization, impairment and other non-cash expenses relating to share-based payments to approximately $5.2 million in the nine months ended June 30, 2008 from $3.3 million during the comparative prior year period.

Net cash used in investing activities was approximately $112,000 for purchases of property, equipment and software during the nine months ended June 30, 2008, and $640,000 during the comparative prior year period related to purchases of property, equipment and software of $358,000 and advances to Andronics of $282,000.

Net cash provided by financing activities was $6.1 million during the nine months ended June 30, 2008 and $5.6 million in the comparative prior year period.  The increase of net cash provided during the current fiscal year was primarily due to an increase in proceeds, net of issuance costs, from sales of the Company’s common stock and warrants to purchase common stock.

Inflation - Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations.

Contractual Obligations and Off-Balance Sheet Arrangements –

In connection with the acquisition of Andronics, the Company entered into a facilities lease agreement with certain shareholders of Andronics, pursuant to which the Company will pay monthly rent of ten thousand pounds sterling (which at an exchange rate near year-end approximates USD $20,000 per month, or $240,000 per year) for a five year term.

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

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risk resulting from changes in interest rates. We do not engage in speculative or leveraged transactions, nor do we utilize derivative financial instruments. Based on our cash and cash equivalent balances at June 30, 2008, a 100 basis point increase or decrease in interest rates would result in an immaterial increase or decrease in interest income on an annual basis.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) as of June 30, 2008 (the “Evaluation Date”).   Management determined that its controls over assuring that all material agreements, obligations and commitments have been disclosed to personnel responsible for preparation of financial statements were ineffective, and accordingly, has concluded that the Company’s disclosure controls over financial reporting were not effective as of the Evaluation Date.   Upon identification of this material weakness in February 2008, the Company initiated a review of its internal controls and processes with respect to whether all existing material agreements and obligations have been identified, monitored and reported, and to determine what changes, if any, are required to prevent recurrence of this type of error.

As for the material weakness identified, management has implemented the following remedial actions:

•	Obtaining representations in writing from directors and officers regarding full disclosure of agreements, and
•	Initiated the formation of a financial reporting disclosure committee and processes.

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

PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings

On May 28, 2008, E-Terra, LLC, an Alaska limited liability company (“E-Terra”), filed a claim against SARS and it’s wholly owned subsidiary, Secure Asset Reporting Services, Inc., in the United State District Court, District of Alaska.  E-Terra is alleging breach of contract of the software licensing agreement entered into between the parties in November 2001, misappropriation of trade secrets and that it is due fees for damages and lost revenue in excess of $75,000.  On or about June 20, 2008, the Company filed an answer to and a counterclaim against E-Terra alleging breach of contract and wrongful termination and that it is due fees for damages and attorney fees.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

During May 2008, the Company received cash of $200,000 and issued $200,000 of convertible notes payable, bearing interest at 10%, due in 90 days, and convertible into shares of Company common stock at an exercise price of $0.25 per share.  The closing market price of the Company’s common stock at the note issuance date of $0.37 per share was in excess of the exercise price.

In June 2008, the Company’s Board of Directors ratified a restricted stock agreement with the Company’s Interim Chief Financial Officer pursuant to which the Company has issued and will issue shares of its common stock for services provided and to be provided.  There is a total of 200,000 shares to be issued, of which 150,000 have been issued and are fully-vested as of June 30, 2008, and 50,000 of which will be issued and fully-vested as of September 30, 2008.

On July 1, 2008, the Company entered into a Convertible Promissory Note and related Security Agreement with an investor (the “Holder”), which provide for, among other things, the Company to borrow up to $2.5 million, which may be loaned from time to time upon the mutual agreement of both the Company and the Holder.  The notes accrue interest at a rate of ten percent per annum with quarterly payments of interest to be made on the first day of each fiscal quarter commencing September 1, 2008 until July 1, 2011 at which date the entire principal balance together with any accrued and unpaid interest shall be immediately due and payable in full.  The Holder shall have the right at any time to convert all or any portion of the note and all accrued but unpaid interest thereon into common stock of the Company at the rate of $0.25 per share, which was a conversion rate not less than the closing stock price as of July 1, 2008.   Pursuant to terms of the Security Agreement the Company has granted a security interest in all of the Company’s accounts receivable, inventory and intellectual property.  In addition, the Company granted to the Holder a warrant to purchase Company common stock at an exercise price of $0.50 per share for up to a maximum of 5,000,000 shares.  The number of warrants exercisable at any date is 50% of the number of shares that the Company issued to the Holder upon conversion of the Convertible Promissory Notes.  The warrants are exercisable for a period of three years following conversion of the Convertible Promissory Notes. Subsequent to June 30, 2008, the Company received approximately $300,000 pursuant to this funding arrangement.

In July 2008, the Company issued 100,000 shares of its common stock to an individual in exchange for financing and marketing services.  Additionally, in July 2008, the Company amended the consulting services agreement with its recently appointed Chief Executive Officer such that, among other things, the Company issued 200,000 shares of its common stock to the executive.  Further, in July 2008, the Company also granted five-year common stock warrants to purchase 500,000 shares of Company common stock at a per share price of $0.19, the closing market price on the date of grant, to each of the Company’s Chief Executive Officer and Interim Chief Financial Officer (who recently became a member of the Board of Directors) in consideration of the performance of duties as Chief Executive Officer and as Director, respectively.

Item 3.                                Defaults Upon Senior Securities

Not applicable.

Item 4.                                Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.                                Other Information

Not applicable.

Item 6.                                Exhibits

[See Exhibit Index below after signatures]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following person on behalf of the Registrant in the capacities and on the dates indicated.

SARS CORPORATION

/s/ Christopher Wain
Christopher Wain
Chief Executive Officer

DATE: 08/13/2008

Exhibit Index

Exhibit No.	Description	Location
3.1(i)	Articles of Incorporation.	Incorporated by reference to Exhibit 3.0 filed with Form 10-SB12G filed by the Company on 2/24/99.
3.2(i)	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed by the Company on 8/13/07.
3.3(i)	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.3(i) to the Form 10-KSB filed by the Company on 1/15/08.
3.4(ii)	Bylaws.	Incorporated by reference to Exhibit 3.1 to the Form 10-SB12G filed by the Company on 2/24/99.
3.5(ii)	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on 7/10/08.
4.1	Series A Preferred Certificate of Designation, Second Amended	Incorporated by reference to Exhibit 4.1 to the Form 10-KSB filed by the Company on 1/15/08.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Attached.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act.	Attached.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act.	Attached.